Form 10-Q
period 1995-06-30
EVERGREEN BANCORP INC
filed 1995-08-11
CIK 351521

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549



                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarter ended June 30, 1995 Commission File Number 0-10275



                            EVERGREEN BANCORP, INC.
                            -----------------------
            (Exact name of registrant as specified in its charter)


               DELAWARE                                     36-3114735
               --------                                     ----------
     (State or other jurisdiction of                      (IRS Employer
      incorporation or organization)                  Identification No.)


                 237 GLEN STREET, GLENS FALLS, NEW YORK 12801
                 --------------------------------------------
                   (Address of principal executive offices)


     Registrant's telephone number, including area code:   (518) 792-1151
                                                            --------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securi-ties Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
     the past 90 days.   Yes   X     No
                             -----      -----

     Indicate the number of shares outstanding of each Issuer's classes of common stock, as of the latest practicable date:


     Class of Common Stock                   Number of Shares Outstanding
                                                  as of June 30, 1995
      -------------------                         -------------------
      $3.33 1/3 Par Value                              4,704,894












                   EVERGREEN BANCORP, INC. AND SUBSIDIARIES

                                     INDEX

                                                                  Page No.
                                                                  --------

     PART I         FINANCIAL INFORMATION
     ------

     Item 1    Financial Statements (unaudited):

               Consolidated Statements of Income for the Three
               Months Ended June 30, 1995, and 1994                 1-2

               Consolidated Statements of Income for the Six
               Months Ended June 30, 1995, and 1994                 3-4

               Consolidated Statements of Financial Condition
               as of June 30, 1995, and December 31, 1994           5-6

               Consolidated Statements of Cash Flows for the
               Six Months Ended June 30, 1995 and 1994              7-8

               Notes to Consolidated Interim                       9-12
               Financial Statements

               Report of Independent Auditors                     13-14

     Item 2    Management's Discussion and Analysis               15-28


     PART II        OTHER INFORMATION
     -------

     Item 1    Legal Proceedings - None

     Item 2    Changes in Securities - None

     Item 3    Defaults Upon Senior Securities - None

     Item 4    Submission of Matters to a Vote of Security Holders -
                    Annual Meeting of Shareholders
                    See Attached Item 4 - Matters

     Item 5    Other Information - None

     Item 6    (a)  Exhibits - Not Applicable
               (b)  Reports on Form 8-K - None













     Item 4.   Submission of Matters to a Vote of Security Holders

          The   Annual   Meeting  of Shareholders was held  on  April  20,
     1995,  to consider the following matters:

     1. Shareholders of the Company were asked to consider the Company's nominees for director and to elect directors, each to serve for a term of three years. The Company's nominees for the class of director whose terms were all elected by a plurality of the votes presented, and there was no solicitation in opposition to the manage-ment's nominees.



     2.   The adoption and approval of the 1995 Stock Incentive Plan:

               Votes For           Votes Against       Votes Withheld
               2,888,490             475,973              43,054



     3.   The  adoption and approval of the 1995 Directors'  Stock  Option
     Plan:

               Votes For           Votes Against       Votes Withheld
               2,593,038             469,550              44,929

































                            EVERGREEN BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                            (DOLLARS IN THOUSANDS)
                            (EXCEPT PER SHARE DATA)


                                                            THREE MONTHS
                                                           ENDED June 30,
                                                           1995      1994
                                                            (UNAUDITED)
     Interest Income:
       Interest and Fees on Loans                        $13,313   $11,675
       Interest on U.S. Government & Agency Obligations    2,414     2,512
       Interest on State & Municipal Obligations             475       495
       Interest on Other Bonds, Notes, & Debentures          150       179
       Interest on Federal Funds Sold & Bank Deposits        551        38
                                                         -------   -------
     Total Interest Income                                16,903    14,899
                                                         -------   -------
     Interest Expense:
       Interest on Deposits:
       Regular Savings, NOW and Money Market
          Deposit Accounts                                 2,379     2,874
       Other Time                                          4,238     2,259
       Interest on Short-Term Borrowings                     205       100
       Interest on Long-Term Debt                            181       141
                                                         -------   -------
          Total Interest Expense                           7,003     5,374
                                                         -------   -------

     Net Interest Income                                   9,900     9,525
     Provision for Loan Losses                               540       520
                                                         -------   -------
     Net Interest Income After Provision for
        Loan Losses                                        9,360     9,005
                                                         -------   -------
     Other Income:
       Trust Department Income                               563       580
       Service Charges on Deposit Accounts                   714       718
       Credit Card Merchant Discount                           -       258
       Net Loss on Security Transactions                    (187)        -
       Other                                                 369       231
                                                         -------   -------
          Total Other Income                               1,459     1,787
                                                         -------   -------

                                     - 1 -
















                       CONSOLIDATED STATEMENTS OF INCOME
                                   CONTINUED
                            (DOLLARS IN THOUSANDS)
                            (EXCEPT PER SHARE DATA)

                                                            THREE MONTHS
                                                           ENDED June 30,
                                                           1995      1994
                                                            (UNAUDITED)
     Other Expense:
       Salaries and Employee Benefits                      3,975     3,682
       Net Occupancy Expense                                 491       511
       Equipment Expense                                     447       465
       FDIC Insurance                                        468       507
       Professional Services                                 478       605
       Data Processing                                       537       402
       Supplies and Printing                                 265       203
       Advertising                                           126       279
       Postage                                               134       154
       Credit Card Interchange Fees                            -       185
       Other                                               1,152     1,308
                                                         -------   -------
          Total Other Expense                              8,073     8,301
                                                         -------   -------
     Income Before Taxes                                   2,746     2,491
     Applicable Income Taxes                                 915       782
                                                         -------   -------
     Net Income                                          $ 1,831   $ 1,709
                                                         =======   =======
     Earnings Per Common Share:
     Average Shares Outstanding                        4,718,000 4,720,000

     Net Income per Share                                 $   .39   $  .36
                                                          =======   ======


     See accompanying notes to consolidated interim financial statements.







                                     - 2 -

















                            EVERGREEN BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                            (DOLLARS IN THOUSANDS)
                            (EXCEPT PER SHARE DATA)

                                                             SIX MONTHS
                                                           ENDED June 30,
                                                           1995      1994
                                                            (UNAUDITED)
     Interest Income:
       Interest and Fees on Loans                        $26,208   $23,152
       Interest on U.S. Government & Agency Obligations    4,899     4,778
       Interest on State & Municipal Obligations             979     1,007
       Interest on Other Bonds, Notes, & Debentures          291       355
       Interest on Federal Funds Sold & Bank Deposits        600        67
                                                         -------   -------
          Total Interest Income                           32,977    29,359
                                                         -------   -------
     Interest Expense:
       Interest on Deposits:
       Regular Savings, NOW and Money Market
            Deposit Accounts                               4,736     5,680
       Other Time                                          7,814     4,484
       Interest on Short-Term Borrowings                     306       143
       Interest on Long-Term Debt                            354       254
                                                         -------   -------
          Total Interest Expense                          13,210    10,561
                                                         -------   -------

     Net Interest Income                                  19,767    18,798
     Provision for Loan Losses                             1,080     1,131
                                                         -------   -------
     Net Interest Income After Provision for Loan Losses  18,687    17,667
                                                         -------   -------

     Other Income:
       Trust Department Income                             1,236     1,388
       Service Charges on Deposit Accounts                 1,359     1,401
       Credit Card Merchant Discount                           -       450
       Net (Loss) Gain on Security Transactions             (187)       19
       Other                                                 729       682
                                                         -------   -------
          Total Other Income                               3,137     3,940
                                                         -------   -------
                                     - 3 -

















                            EVERGREEN BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                   CONTINUED
                            (DOLLARS IN THOUSANDS)
                            (EXCEPT PER SHARE DATA)

                                                             SIX MONTHS
                                                           ENDED June 30,
                                                           1995      1994
                                                            (UNAUDITED)


     Other Expenses:
       Salaries and Employee Benefits                      7,699     7,071
       Net Occupancy Expense                                 985     1,067
       Equipment Expense                                     912       962
       FDIC Insurance                                        936     1,013
       Professional Services                                 823     1,331
       Data Processing                                     1,023       907
       Supplies and Printing                                 586       377
       Advertising                                           330       562
       Postage                                               262       293
       Credit Card Interchange Fees                            6       345
       Other                                               2,470     2,664
                                                         -------   -------
          Total Other Expenses                            16,032    16,592
                                                         -------   -------

     Income Before Taxes                                   5,792     5,015
     Applicable Income Taxes                               1,929     1,630
                                                         -------   -------
     Net Income                                          $ 3,863   $ 3,385
                                                         =======   =======
     Earnings Per Common Share:
     Average Shares Outstanding                        4,733,000 4,718,000

     Net Income per share                                $    .82  $   .72
                                                         ========  =======


     See accompanying notes to consolidated interim financial statements.

                            EVERGREEN BANCORP, INC.
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                            (DOLLARS IN THOUSANDS)

                                                      6/30/95   12/31/94
                                                    (UNAUDITED)


     Assets:

     Cash and Cash Equivalents:
     Cash and Due From Banks                         $ 35,263    $ 32,592
     Federal Funds Sold                                 6,000       2,000
                                                     --------    --------
             Total Cash and Cash Equivalents           41,263      34,592
                                                     --------    --------
     Securities:
     Securities Available For Sale (Amortized
       cost of $159,540 and $167,508 at 6/30/95
       and 12/31/94 respectively)                     158,563     161,079
     Securities Held to Maturity (fair value
       of $33,386 and $36,328 at 6/30/95
       and 12/31/94 respectively)                      32,144      35,803
                                                     --------    --------
          Total Securities                            190,707     196,882
                                                     --------    --------
     Loans (Note 3):
     Commercial                                       243,816     257,152
     Mortgage                                         240,623     232,373
     Installment                                      104,728      98,545
     Other                                                363         452
                                                     --------    --------
          Total Loans                                 589,530     588,522
     Less:
       Allowance for Loan Losses                      (17,805)    (18,752)
       Unearned Income on Loans                       ( 9,047)    (11,193)
                                                     --------    --------
          Loans, net                                  562,678     558,577
                                                     --------    --------

     Bank Premises and Equipment net of Depreciation   13,799      13,946
     Other Real Estate Owned                            7,525      10,319
     Other Assets                                      16,611      19,302
                                                     --------    --------
          Total Assets                               $832,583    $833,618
                                                     ========    ========

                            EVERGREEN BANCORP, INC.
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   CONTINUED
                            (DOLLARS IN THOUSANDS)

                                                      6/30/95   12/31/94
                                                    (UNAUDITED)
     Liabilities:

     Deposits:
       Demand                                        $ 91,846    $ 98,628
       Regular Savings, Now Accounts and Money
          Market Deposit Accounts                     343,663     372,381
       Certificates of Deposit over $100,000           44,381      61,485
       Other Time                                     240,873     203,327
                                                     --------    --------
          Total Deposits                              720,763     735,821
                                                     --------    --------
     Federal Funds Purchased and Other Short
       Term Borrowings                                 12,857       4,418
     Accrued Taxes and Other Liabilities                9,446       9,309
     Long-Term Debt                                    10,264      10,469
                                                     --------    --------
          Total Liabilities                           753,330     760,017
                                                     --------    --------

     Stockholders' Equity
     Common Stock $3.33 1/3 Par Value:  Authorized
       20,000,000 Shares Issued 4,769,253 at June 30,
       1995 and 4,765,253 at December 31, 1994         15,897      15,884
     Surplus                                            6,190       6,141
     Undivided Profits                                 59,726      56,811
     Excess Cost Over Fair Value on Securities
       Available For Sale Net of Deferred Tax            (586)     (3,857)
     Treasury Stock (64,359 shares at June 30,1995
       and 19,359 shares at December 31, 1994)         (1,007)       (258)
     Common Stock Subscribed by ESOP                     (967)     (1,120)
                                                     --------    --------
          Total Stockholders' Equity                   79,253      73,601
                                                     --------    --------
          Total Liabilities and Stockholders' Equity $832,583    $833,618
                                                     ========    ========

     See accompanying notes to consolidated interim financial statements.

                            EVERGREEN BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)

     THE SIX MONTHS ENDED JUNE 30,                     1995     1994
                                                         (Unaudited)
                                                     -----------------
     Cash Flows from Operating Activities:
     Net Income. . . . . . . . . . . . . . . . . .  $  3,863  $  3,385
     Adjustments to Reconcile Net Income to
     Net Cash Provided by Operating Activities:
       Net Change in Unearned Loan Fees. . . . . .        21        49
       Net Change in Other Assets and Other Liabilities  133       326
        Loss on Sale of Loans, Securities,
        and Other Real Estate. . . . . . . . . . .       187         3
        Decrease (Increase) in Deferred Tax Benefit      514      (166)
        Loss on Write-Down of Other Real Estate. .       102        43
     Loss on Disposition of Assets . . . . . . . .         -        13
        Depreciation . . . . . . . . . . . . . . .       731       826
        Provision for Loan Losses. . . . . . . . .     1,080     1,131
        Amortization of Premiums & Accretion of
               Discounts on Securities, Net. . . .        21       609
                                                     -------   -------

          Net Cash Provided By Operating Activities.   6,652     6,219
                                                     -------   -------
     Cash Flows From Investing Activities:
     Proceeds From:
       Sales of Securities Available for Sale. . .     7,997    15,259
       Maturities of Securities Available for Sale    23,130    21,101
       Maturities of Securities Held to Maturity .     9,144     1,675
     Purchases of Securities Available for Sale. .   (23,352)  (28,692)
     Purchases of Securities Held to Maturity. . .    (5,500)   (4,900)
     Proceeds From Sales of Loans. . . . . . . . .     4,382     4,909
     Change in Credit Card and
       Check Overdraft Receivables . . . . . . . .       269       136
     Proceeds From Sales of Other Real Estate. . .     4,322     1,156
     Net Increase in Loans . . . . . . . . . . . .   (11,483)  (17,101)
     Capital Expenditures. . . . . . . . . . . . .      (584)     (170)
                                                      ------    ------
          Net Cash Provided (Used) By
            Investing Activities . . . . . . . . .     8,325    (6,627)
                                                      ------    -------
     Cash Flows From Financing Activities:
     Net Decrease in Deposits. . . . . . . . . . .   (15,058)  (13,920)
     Net Increase in Short-Term Borrowings . . . .     8,439    15,349
     Payments on Long Term Debt. . . . . . . . . .       (52)      (32)
     Proceeds From Issuance of Long-Term Debt. . .         -     2,200
     Proceeds From Issuance of Common Stock. . . .        62       206

                            EVERGREEN BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   CONTINUED
                            (DOLLARS IN THOUSANDS)

     THE SIX MONTHS ENDED JUNE 30,                     1995     1994
                                                         (Unaudited)
                                                     -----------------
     Payments for Purchase of Treasury Stock . . .      (749)        -
     Dividends Paid. . . . . . . . . . . . . . . .      (948)        -
                                                    --------   -------
          Net Cash (Used)/Provided By
            Financing Activities. . . . . . . . . .   (8,306)    3,803
                                                    --------   -------
     Net Increase in Cash and Cash Equivalents . .     6,671     3,395
     Cash and Cash Equivalents at Beginning of Year   34,592    31,963
                                                    ---------- --------
     Cash and Cash Equivalents at End of Quarter .  $ 41,263   $ 35,358
                                                    ========   ========
     Supplemental Disclosure of Cash Flows:
     Interest Paid. . . . . . . . . . . .  . . . .  $ 12,788  $ 10,572
     Taxes Paid. . . . . . . . . . . . . . . . . .     2,508     2,037

     Supplemental Schedule of Non-Cash Investing and Financing Activities:
     Certain properties which were foreclosed upon were transferred from loans to other real estate in the amount of $1,630,000 and $6,637,000 during the six months ended June 30, 1995 and 1994, respectively.

     The Company borrowed $1,600,000 which was used to subscribe for common stock of the Company in 1990. Payments were made on the ESOP loan in the amount of $153,000 and $144,000 during the six months ended June 30, 1995 and 1994 respectively.

     As a result of the adoption of Statement of Financial Accounting Standard No. 115, securities available for sale are recorded at fair value. The unrealized loss on these securities was $977,000 at June 30, 1995. The adjustment to stockholders' equity for the unrealized loss was $586,000, net of deferred income tax benefit of $391,000 which is included as an increase to the deferred tax asset. The unrealized loss on these securities was $6,429,000 at December 31, 1994. The adjustment to stockholders' equity for the unrealized loss was $3,857,000, net of deferred income tax benefit of $2,572,000 which is included as an increase to the deferred tax asset.

     At  June  30,  1994  these  securities  had  an  unrealized  loss  of
     $3,399,000.   The adjustment to stockholders equity net  of  deferred
     income tax benefit of $1,361,000, was $2,038,000.

     See accompanying notes to consolidated interim financial statements.
                                     - 8 -









                            EVERGREEN BANCORP, INC.
              NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                  (UNAUDITED)


     1.   Financial Statement Presentation
          --------------------------------

          The accompanying consolidated financial statements consist of Evergreen Bancorp, Inc. ("the Company") and the financial statements of its wholly owned subsidiary, Evergreen Bank, N.A. The unau-dited consolidated interim financial statements have been prepared according to the rules of the Securities and Exchange Commission appicable to Form 10-Q. In the opinion of the Company, the accompanying unaudited consolidated interim financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1995, the results of operations for the three and six months ended June 30, 1995 and 1994 and cash flows for the six months ended June 30, 1995 and 1994. All adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations applicable to interim financial statements.

     The accompanying interim consolidated financial statements should be read in conjunction with the Evergreen Bancorp, Inc. consolidated year-end financial statements, including notes thereto, which are included in the Evergreen Bancorp, Inc. 1994 Annual Report and Form 10-K.

     2.   Earnings Per Share
          ------------------

     Primary earnings per share is calculated as net income divided by average shares outstanding. Average shares outstanding for June 30, 1995, and 1994, takes into consideration a reduction to issued shares by Treasury Stock held weighted by the number of days in the quarter such stock is held.

     3.   Loans
          -----

     Loans are stated at the principal amount outstanding, net of unearned discount and deferred fees. Interest on loans is computed by methods which result in level rates of return on principal amounts outstand-ing. Net deferred fees are amortized as yield adjustments using methods that provide for a constant level-yield on the loan.

                            EVERGREEN BANCORP, INC.
              NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                   CONTINUED
                                  (UNAUDITED)
     3.   Loans - Continued
          -----------------


     Commercial loans which are 90 days past due are placed on a non-accrual status unless they are well secured and in the process of collection or, regardless of the past due status of the loan, when management determines that the complete recovery of principal and interest is in doubt. Consumer loans are generally charged off after they become 120 days past due. Mortgage loans are generally not placed on a non-accrual basis unless the value of the real estate has deteriorated to the point that a potential loss of prinicpal or interest exists. Amortization of related deferred fees is suspended when a loan is placed on a non-accrual status.

     On May 31,1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairement of a Loan", (SFAS No. 114). SFAS No. 114, was amended by Statement of Financial Accounting Standards No. 118," Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure", (SFAS No. 118). These Statements prescribe recogni-tion criteria for loan impairement and measurement methods for cer-tain impaired loans and loans whose terms are modified in troubled debt restructurings. As of January 1, 1995, the Company has adopted the provisions of SFAS No. 114 and SFAS No. 118 and has provided the required disclosures.

     The allowance for loan losses is utilized to absorb losses in the loan portfolio. Provisions for loan losses are charged to operating expense and added to the allowance for loan losses. Losses are charged to the allowance and recoveries are credited to it. As a result of the adoption of SFAS No. 114, the allowance for loan losses related to loans that are identified for evaluation in accordance with SFAS No. 114 is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. The allowance is maintained at a level deemed appropriate by management to adequately provide for known and inherent risks in the present portfolio. This evalua-tion is inherently subjective as it requires material estimates in-cluding the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regu-latory agencies, as part of their examination process, periodically

                            EVERGREEN BANCORP, INC.
              NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                   CONTINUED
                                  (UNAUDITED)
     3.   Loans - Continued
          -----------------

     review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments of information available to them at the time of examination.

     Loans at June 30, 1995 are as follows:

                                               June 30, 1995
                                               -------------

               Commercial                      $ 243,816,000
               Real estate mortgage              240,623,000
               Installment                       104,728,000
               Other                                 363,000
                                               -------------
                                                 589,530,000

          less:
               Allowance for loan losses        ( 17,805,000)
               Unearned income                  (  9,047,000)
                                               -------------

          Net Loans                            $ 562,678,000
                                               =============


     Changes in the allowance for loan losses for the six months ended June 30, 1995, is as follows:

          Balance at December 31, 1994         $  18,752,000
          Provisions for loan losses               1,080,000
          Recoveries during the period               592,000
          Losses charged to the allowance         (2,619,000)
                                               -------------
          Balance at June 30,1995              $  17,805,000
                                               =============

     At June 30, 1995, the recorded investment in loans that are consid-ered to be impaired under SFAS No. 114 was $12,901,000. Included in this amount is $4,998,000 of impaired loans for which the related allowance for credit losses is $1,701,000 and $7,903,000 of impaired loans that as a result of write downs do not have an allowance for

                            EVERGREEN BANCORP, INC.
              NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                   CONTINUED
                                  (UNAUDITED)
     3.   Loans - Continued
          -----------------


     credit  losses.   The average recorded investment in  impaired  loans
     during the six months ended June 30, 1995 was approximately $14,022,000. For the six months ended June 30, 1995 the Company recognized interest income on those impaired loans of $30,000 which is recognized using the cash basis method of income recognition.

     The following table presents information concerning non-performing loans at June 30, 1995:

          Non accrual                    $  12,901,000
          Past due 90+ days                  1,757,000
          Restructured                       1,298,000
                                         -------------
          Total                          $  15,956,000
                                         =============


     4. Payment of Dividends
        --------------------

     The Company is a legal entity separate and distinct from its bank and other subsidiaries. The principal source of cash flow of the Registrant, including cash flow to pay dividends to its stockholders, is dividends from Evergreen Bank. The subsidiary bank is required to meet various legal requirements prior to the payment of dividends to the Company. Without the payment of dividends from Evergreen Bank the Company would not be able to pay dividends to its stockholders.

                           Independent Auditors' Review Report


     The Board of Directors and Stockholders
     Evergreen Bancorp, Inc.:


     We have reviewed the consolidated statement of financial condition of Evergreen Bancorp, Inc. and subsidiaries as of June 30, 1995 and the related consolidated statements of income for the three-month and six-month periods ended June 30, 1995 and 1994, and the consolidated statements of cash flows for the six-month periods ended June 30, 1995 and 1994. These consolidated financial statements are the responsibility of the Company's management.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying ana-lytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantial-ly less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with generally accepted ac-counting principles.

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of financial condition of Evergreen Bancorp, Inc. and subsidiaries as of December 31, 1994, and the related consolidated statements of income, changes in stock-holders' equity, and cash flows for the year then ended (not present-ed herein); and in our report dated January 26, 1995, we expressed an unqualified opinion on those consolidated financial statement. In our opinion, the information set forth in the accompanying consoli-dated statement of financial condition as of December 31, 1994, is fairly presented, in all material respects, in relation to the con-solidated statement of financial condition from which it has been derived.

                      Independent Auditors' Review Report


     The Board of Directors and Stockholders
     Evergreen Bancorp, Inc.:
     Page 2


     As discussed in note 3 to the consolidated statements, effective January 1,1995, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Stan-dards No. 114, "Accounting by Creditors for Impairment of a Loan," and Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure" which prescribed recognition criteria for loan impair-ment and measurement methods for certain impaired loans and loans whose terms are modified in a trouble debt restructuring subsequent to the adoption of these statements.

     /s/ KPMG PEAT MARWICK, LLP
     --------------------------
     KPMG PEAT MARWICK, LLP
       Albany, New York
     August 4, 1995

                            EVERGREEN BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                          OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


     FINANCIAL REVIEW
     ----------------

          The principal source of earnings for the Company is its single banking subsidiary, Evergreen Bank, N.A., the surviving bank from the 1994 merger of the Company's three banking subsidiaries. All discus sion herein refers to the banking activities of the Com-
     pany's banking    subsidiary unless otherwise noted.

     SUMMARY OF RESULTS OF OPERATIONS
     --------------------------------

          Net income for the three months ended June 30, 1995, was $1,831,000 as compared to $1,709,000 in the same quarter last year. This represents an increase of $122,000. For the six months ended June 30, 1995 net income was $3,863,000 compared to $3,385,000 in 1994. Net income per share for the quarter ended June 30, 1995, was $.39, compared to $.36 for the June 30, 1994 quarter.

         In 1995 the annualized return on average assets for the six months was .93%, compared to .82% for the first six months last year. The annualized return on average stockholders' equity, including the effect of FASB 115 "Accounting for Certain Investments in Debt and Equity Securities", for the first six months of 1995 was 10.1%, com-pared to 9.4% for the same period in 1994. The increase in the returns on average assets and stockholders' equity are due primarily to the increased level of net income.


     NET INTEREST INCOME
     -------------------

          Net interest income for the three months ended June 30, 1995 was $9,900,000, compared to $9,525,000 for the same period of 1994. This represents an increase of $375,000 or 3.9%. The first six months of 1995 reflects net interest income of $19,767,000 an increase of 5.2% as compared to $18,798,000 for the same period last year. The in-crease in net interest income in 1995's second quarter is attributed primarily to an increase in net interest margin and a higher level of average earning assets. The trend in net interest margin is expected to reverse somewhat for the remainder of 1995 because of a 0.25% decrease in the federal funds rate and the shift to more costly time deposits.

                            EVERGREEN BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   CONTINUED

          On   a  taxable  equivalent  basis,  net  interest  income   was
     $10,198,000 for the quarter ended June 30, 1995 as compared to $9,825,000 for the quarter ended June 30, 1994. This represents an increase of $373,000 or 3.8%. For the six months of 1995 taxable equivalent net interest income increased 5.1% to $20,379,000 from the level reported for the six months ended June 30, 1994. The increase in net interest income on a taxable equivalent basis resulted primar-ily from an increase in net interest margin. The favorable rate trend was created by the yield on earning assets increasing more than the rate on interest bearing liabilities. Additionally, during the first six months of 1995 the volume of average earning assets increased $5.2 million or .7% in comparison to the same period in 1994. This increase resulted primarily from a higher level of federal funds sold, which increased $15.5 million, offset somewhat by the de-crease in average investment securities of $10.3 million. In 1995, average loans decreased $435,000 or less than .1% from 1994 average balances of $580.4 million.

          The increases in average earning assets were funded by decreases in non-earning assets of $1.8 million or 2.7% and increases in aver-age stockholders equity, which increased $7.1 million or 9.9%. Average interest bearing liabilities increased $2.6 million or less than 1.0% of their 1994 average balance of $660.3 million. While interest bearing liabilities in total showed only a modest increase, significant balance changes occured within this category. The aver-age volume of time deposits, increased 35.6% to $296.0 million as rates increased 118 basis points. The average volume of Savings, NOW and Money Market Deposit decreased $77.4 million to $346.8 million, as average interest rates on these deposits increased only 5 basis points from the six months ended June 30, 1994. These deposit shifts are largely attributed to depositors placing funds in longer maturity deposits, in an effort to increase the effective income yield on their funds.

          The 22 basis point increase in net interest margin resulted from net increases in non-interest bearing funding sources and a 9 basis point increase in the net interest rate spread from 1994 to 1995. This trend could reverse if earning assets were funded with a more costly funding source.

                            EVERGREEN BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   CONTINUED

     PROVISION FOR LOAN LOSSES
     -------------------------

          Management records the provision for loan losses in amounts sufficient to cover current estimates of the credit risks inherent in the loan portfolio. Amounts thus charged are reflected in the provi-sion for loan losses, an element of expenses appearing on the Com-pany's consolidated statement of income. Factors which influence management's judgement in determining the adequacy of the allowance for loan losses and the related loss provision include an analysis of: existing credits, the growth and composition of the loan portfo-lio, the loss potential of loans classified by internal reviewers and supervisory authorities, prevailing regional and national economic conditions, past due and non-accrual loans and historical loss ex-perience.

          Additionally the collateral value supporting the loan affects the reserve associated with the loan and the required provision expense. Collateralization and loan-to-value policies vary by type of loan and type of collateral. Commercial real estate loans gener-ally have ratios of 65% or less, whereas required residential real estate loan-to-value ratios may range from 70% on refinances to 95% on FHA guaranteed loans. Home equity loans require a 70% loan-to-value ratio and consumer loan-to-value ratios range from 70% on older used automobiles to 90% on shorter term mobile home loans secured by bank deposits. The commercial construction loan collateralization policy requires a loan-to-value ratio of 65% with a 35% equity in-vestment by the borrower. Commercial new equipment loans may be advanced at an 80 - 90% loan-to-value ratio.

          The provision for loan losses for the quarter ended June 30, 1995 was $540,000, compared to $520,000 for the quarter ended June 30, 1994. For the six months ended June 30, 1995 the provision totaled $1,080,000 compared to $1,131,000 a year earlier.

          The allowance for loan losses at June 30, 1995, decreased $947,000 since December 31, 1994, as net chargeoffs of $2,027,000 exceeded the six month 1995 provision of $1,080,000. As a percent of total loans, net of unearned income, the allowance was 3.1% at June 30, 1995. The allowance represents 112.0% of the non-performing loans at year end compared to 96.5% at year end 1994.

                            EVERGREEN BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   CONTINUED

          The relatively modest provision in 1995 and 1994 in relation to the net charge-offs in the periods is attributable to the significant provision taken in the second quarter of 1993. Since then provision levels have been at a more modest level due to charge-off amounts approximating expected levels, weaker loan demand and continued reductions in non-performing loans.

          The   following  table  presents  information  concerning   non-
     performing loans and other real estate.

                                              6/30/95       12/31/94
                                              -------       --------
                                              (Dollars In Thousands)

               Non-Accrual                   $ 12,901       $ 14,139
               Past Due 90 Days                 1,757          2,630
               Restructured                     1,298          2,656
                                             --------       --------
                 Total Non-Performing
                    Loans                    $ 15,956       $ 19,425
                                             ========       ========

                 Other Real Estate           $  7,525       $ 10,319
                                             ========       ========

          The majority of the Company's non-performing loans consist of commercial and commercial real estate loans. There is no distinct concentration as to type of borrower within these classifications.

          Although the Company expects net loan charge-offs will exceed peer levels in 1995, they are not expected to reach the level seen during 1993.

          Additionally, the allowance level in relationship to the level of problem loans allows the Company to continue its program of aggres sive management of problem loans and to explore avenues for additional reductions, including bulk sales and assets auctions.

                            EVERGREEN BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   CONTINUED


     OTHER INCOME AND EXPENSE
     ------------------------

          Other income for the six months ended June 30, 1995, was $3,137,000, $803,000 less than the $3,940,000 recorded in the same period last year, $450,000 of this decrease is the result of the Company's decision to sell its merchant credit card portfolio in 1994. Additionally, the Company recorded security losses of $187,000 in 1995 versus gains of $19,000 in 1994. The largest source of other income continues to be service charges. Other income for the second quarter of 1995 was $1,459,000 down 18.4% from $1,787,000 in the second quarter of 1994.

          Other expense for the three months ended June 30, 1995 was $8,073,000, compared to $8,301,000 for the same quarter last year, a decrease of $228,000 or 2.7%. This reduction resulted primarily from a $185,000 decrease in credit card interchange fees due to the 1994 sale of the merchant credit card portfolio. Salaries and benefits continue to represent the largest portion of other expense and they increased $293,000, or 8.0%, on a quarterly basis and $628,000, or 8.9%, on a year to date basis. The increase is principally due to increased merit salary levels and specialized staffing increases.

          FDIC insurance was $468,000 for the quarter ended June 30, 1995, compared to $507,000 for the same quarter last year. This decrease is primarily a result of decreased insurance rates on deposits. Profes-sional services were $478,000 for the quarter ended June 30, 1995 as compared to $605,000 for the same period a year ago. This represents a decrease of $127,000 or 21.0%. For the remainder of 1995, manage-ment anticipates certain reductions in the level of its FDIC in-surance expense because of recently announced rate decreases. The rate decreases if enacted without challenge, become effective as of July 1, 1995.

     INCOME TAX EXPENSE
     ------------------

          Income tax for the three months ended June 30, 1995, was $915,000 as compared to $782,000 for the three months ended June 30, 1995. For the six months ended June 30, 1995 income tax was $1,929,000 compared to $1,630,000 in 1994. The increased expense is a result of higher levels of income derived from taxable sources, as well as a reduction in deferred tax benefit, in 1995 as compared to 1994. The effective income tax rates for the six months ended June 30, 1995 and 1994 were 33.3% and 32.5%, respectively.

                            EVERGREEN BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   CONTINUED


     CAPITAL AND LIQUIDITY
     ---------------------

          At June 30, 1995, stockholders' equity was $79,253,000 as com-pared to $73,601,000 at December 31, 1994, an increase of 7.7%. The increase in stockholders' equity is greater than the amount of 1995 earnings, net of dividends and treasury stock purchases, due to a reduction in the market deficit over cost on available for sale
     securities   component   of  the equity section  required   by   FASB
     115.



          The following table sets forth the Company's risk based capital ratios as of June 30, 1995 and the regulatory guidelines for well capitalized institutions.

                                     Evergreen           Well Capitalized
          Risk-Based               Bancorp, Inc.             Regulatory
            Ratios                 June 30, 1995             Guidelines
          ----------               -------------         ----------------

          Leverage Ratio                9.6 %                  5.0 %

          Tier 1                       14.0 %                  6.0 %

          Total Capital                15.2 %                 10.0 %

          Average federal funds sold for the six months ended June 30, 1995 was $19,555,000 as compared to $4,031,000 for the six months ended June 30, 1994. Net cash provided by operating activities was $6,652,000 for the six months ended June 30, 1995 as compared to net cash provided of $6,219,000 for the six months ended June 30, 1994. Largely due to decreases in securities and sales of other real es-tate, net cash provided by investing activities was $8,325,000 for the six months ended June 30, 1995 as compared to net cash used of $6,627,000 for the same period last year. Net cash used by financ-ing activities was $8,306,000 for the six months of 1995 as compared to cash provided of $3,803,000 by financing activities for the six months of 1994. The decrease in cash provided by financing activi-ties resulted primarily from a $6,910,000 net decrease in cashflows from short term borrowings. The level of cash and cash equivalents was $41,263,000 at June 30, 1995 as compared to $35,358,000 at June
     30, 1994.
                                    - 20 -












                            EVERGREEN BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   CONTINUED


          On March 16, 1995 the Company indicated its intent to repurchase up to 5 percent of its then outstanding shares. The purchase author-ization, to a maximum of 237,000 shares, is an amount not to exceed $4,750,000. The funding for this program is not anticipated to materially affect the liquidity or capital position of the Company or the bank. Through June 30, 1995 the Company has purchased 45,000 shares or slightly less than 1 percent of outstandings, at the cost of $749,000.

          Evergreen Bank, N.A. is the principal source of funds to the Company and, if it cannot pay dividends to the Company, the Company will be unable to pay dividends to its stockholders.


     Adoption of New Accounting Pronouncements
     -----------------------------------------

          On May 31, 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan", (SFAS No. 114). SFAS No. 114, was amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recogni-tion and Disclosure", (SFAS No. 118). These Statements prescribe recognition criteria for loan impairment and measurement methods for certain impaired loans, and loans whose terms are modified in troubled debt restructurings subsequent to the adoption of SFAS No. 114 . As of January 1, 1995, the Company has adopted the provisions of SFAS No. 114 and SFAS No. 118 and has provided the required dis-closures. The accompanying financial statements reflect the effect of these new pronouncements. Details of the effect of these new statements are included in the footnotes to the accompanying finan-cial statements.


     Rate Volume Analysis
     ----------------------

          For the purposes of the following analysis, Securities Available forSale are stated at average amortized cost and Stockholders' Equity is unadjusted for the effects of SFAS No. 115.

     * Non-accrual loans are included in the following analysis and the average balance of these loans is deemed immaterial.

                            EVERGREEN BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   CONTINUED

     * Portions of income earned on certain Commercial Loans, US Govern-ment Obligations and Obligations of State and Political Subdivisions are exempt from Federal and/or State taxation. Appropriate adjust-ments have been made to reflect the equivalent amount of taxable income that would have been necessary to genertae an equal amount of after tax income. The taxable equivalent adjustment is based on a marginal Federal income tax rate of 34.0% in 1995 and 1994 along with a marginal State income tax rate of 10.125% for 1995 and 10.35% for 1994.

     The following table sets forth the dollar amounts of interest income (on a taxable equivalent basis) and interest expense and changes therein resulting from changes in volume and changes in rate. The change in interest due to both rate and volume has been allocated to change due to volume and change due to rate based on the percentage relationship of such variances to each other.

                            EVERGREEN BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   CONTINUED

     Analysis of Variance in Net Interest Income Due to Volume and Rates



                                     For the three months ended
                                    30-JUN-95     VS   30-JUN-94

                                   INCREASE / (DECREASE)    TOTAL
                                     DUE TO CHANGE IN      INCREASE/
                                    VOLUME      RATE      (DECREASE)
                                   ---------------------  ----------
     Interest Earned:
     Loans
       Taxable                       $  (1)      $ 1,621     $  1,620
       Tax-Exempt                      (54)           72           18
     Investment Securities
       Taxable                        (353)          204        (149)
       Tax-Exempt                       42           (42)          -
     Federal Funds Sold                440            69         509
     Interest-Bearing Deposits           4             -           4
                                     -----        ------      ------
     Changes in Total Interest
     Income                             78         1,924       2,002
                                     -----        ------       -----
     Less Interest Expense Incurred:
     Regular Savings, NOW and MMDAs   (606)          111        (495)
     Time Deposits                   1,079           900       1,979
     Short-Term Borrowings              10            95         105
     Long Term Debt                     17            23          40

     Changes in Total Interest
     Expense                           500         1,129       1,629
                                     -----        ------       -----
     Changes in Net Interest
     Income                         $ (422)       $  795      $  373
                                    ======        ======      ======

                            EVERGREEN BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   CONTINUED


     Analysis of Variance in Net Interest Income Due to Volume and Rates


                                       For the quarter ended
                                    30-JUN-95     VS   30-JUN-94

                                   INCREASE / (DECREASE)    TOTAL
                                     DUE TO CHANGE IN      INCREASE/
                                    VOLUME      RATE      (DECREASE)
                                   ---------------------  ----------
     Interest Earned:
     Loans and Leases
          Taxable                    $  48       $ 2,959    $  3,007
          Tax-Exempt                   (69)          132          63
     Investment Securities
          Taxable                     (391)          404          13
          Tax-Exempt                   108           (83)         25
     Federal Funds Sold                430            93         523
     Interest-Bearing Deposits          10             -          10
                                    ------        ------       -----
     Changes in Total Interest
     Income                            136         3,505       3,641
                                    ------        ------       -----
     Less Interest Expense Incurred:
     Regular Savings, NOW and MMDAs (1,055)          111        (944)
     Time Deposits                    1,848        1,482       3,330
     Short-Term Borrowings               30          133         163
     Long Term Debt                      27           73         100
                                     ------       ------       -----
     Changes in Total Interest
     Expense                            850        1,799       2,649
                                     ------       ------       -----
     Changes in Net Interest
     Income                          $ (714)      $1,706      $  992
                                     ======        ======     ======

                            EVERGREEN BANCORP, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED Average Balances Three Months Ended June 30, 1995
                                            Interest     Average
                                Average      Income/       Yield/
                                Balance      Expense        Rate
     Assets:                    -------      -------      -------
     Loans
       Taxable                 $563,663      $13,021        9.27%
       Tax Exempt                17,330          416        9.63%
     Securities
       Taxable                  163,168        2,691        6.62%
       Tax Exempt                23,075          522        9.07%
     Federal Funds Sold          35,988          546        6.09%
     Interest Bearing Deposits
       with Banks                   446            5        4.50%
                               --------      -------
     Total Earning Assets       803,670       17,201        8.58%
                                             -------
     Allowance for Loan
       Losses                   (18,108)
     Cash and Due from Banks     27,678
     Other Non-Earning Assets    38,669
                               --------
          Total Assets         $851,909
                                =======
     Liabilities and
     Stockholders' Equity:
     Regular Savings, NOW
       and MMDAs               $340,054        2,379        2.81%
     Time Deposits              308,911        4,238        5.50%
     Short-Term Borrowings       11,318          205        7.27%
     Long Term Debt              11,921          181        6.09%
                               --------      -------
     Total Interest
       Bearing Liabilities      672,204        7,003        4.02%
                                             -------        -----
     Demand Deposits             89,813
     Other Liabilities           10,222
     Stockholders' Equity        79,670

     Total Liabilities and     --------
       Stockholders' Equity    $851,909
                               ========
     Net Interest Income (Tax
       Equivalent Basis)                      10,198
     Tax Equivalent Adjustment                  (298)
                                             -------
     Net Interest Income                     $ 9,900
                                             =======
     Net Interest Rate Spread                               4.40%
                                                            =====
     Net Interest Margin                                    5.09%
                                                            =====
                                    - 25 -







                            EVERGREEN BANCORP, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED Average Balances Three Months Ended June 30, 1994
                                             Interest     Average
                                Average      Income/       Yield/
                                Balance      Expense        Rate
     Assets:                    -------      -------      -------
     Loans
       Taxable                 $563,710      $11,401        8.11%
       Tax Exempt                19,834          398        8.05%
     Securities
       Taxable                  185,193        2,840        6.15%
       Tax Exempt                21,286          522        9.84%
     Federal Funds Sold           4,878           37        3.04%
     Interest Bearing Deposits
       with Banks                    50            1        3.04%
                               --------      -------
     Total Earning Assets       794,951       15,199        7.67%
                                             -------        -----
     Allowance for Loan
       Losses                   (19,360)
     Cash and Due from Banks     31,787
     Other Non-Earning Assets    34,658
                               --------
          Total Assets         $842,036
                               ========
     Liabilities and
     Stockholders' Equity
     Regular Savings, NOW
       and MMDAs               $427,281        2,874        2.70%
     Time Deposits              220,100        2,259        4.12%
     Short-Term Borrowings       10,373          100        3.87%
     Long Term Debt              10,730          141        5.27%
                               --------      -------
     Total Interest
       Bearing Liabilities      668,484        5,374        3.22%
                                                            -----
     Demand Deposits             92,008
     Other Liabilities            8,884
     Stockholders' Equity        72,660
                               --------
     Total Liabilities and
       Stockholders' Equity    $842,036
                               ========
     Net Interest Income (Tax
       Equivalent Basis)                       9,825
     Tax Equivalent Adjustment                  (300)
                                             -------
     Net Interest Income                     $ 9,525
                                             =======
     Net Interest Rate Spread                               4.45%
                                                            =====
     Net Interest Margin                                    4.96%
                                                            =====
                                    - 26 -






                            EVERGREEN BANCORP, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED
                Average Balances Six Months Ended June 30, 1995
                                             Interest     Average
                                Average      Income/       Yield/
                                Balance      Expense        Rate
     Assets:                    -------      -------      -------
     Loans
       Taxable                 $562,483      $25,629        9.19%
       Tax Exempt                17,481          828        9.55%
     Securities
       Taxable                  169,746        5,454        6.48%
       Tax Exempt                23,760        1,078        9.15%
     Federal Funds Sold          19,555          589        6.08%
     Interest Bearing Deposits
       with Banks                   456           11        4.94%
                               --------      -------
     Total Earning Assets       793,481       33,589        8.54%
                                             -------
     Allowance for Loan
       Losses                   (18,574)
     Cash and Due from Banks     27,596
     Other Non-Earning Assets    39,455
                               --------
          Total Assets         $841,958
                                =======
     Liabilities and
     Stockholders' Equity:
     Regular Savings, NOW
       and MMDAs               $346,846        4,736        2.75%
     Time Deposits              295,979        7,814        5.32%
     Short-Term Borrowings        9,063          306        6.80%
     Long Term Debt              11,115          354        6.41%
                               --------      -------
     Total Interest
       Bearing Liabilities      663,003       13,210        4.02%
                                             -------        -----
     Demand Deposits             89,735
     Other Liabilities           10,098
     Stockholders' Equity        79,122

     Total Liabilities and     --------
       Stockholders' Equity    $841,958
                               ========
     Net Interest Income (Tax
       Equivalent Basis)                      20,379
     Tax Equivalent Adjustment                  (612)
                                             -------
     Net Interest Income                     $19,767
                                             =======
     Net Interest Rate Spread                               4.52%
                                                            =====
     Net Interest Margin                                    5.18%
                                                            =====
                                    - 27 -






                            EVERGREEN BANCORP, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED
                Average Balances Six Months Ended June 30, 1994
                                             Interest     Average
                                Average      Income/       Yield/
                                Balance      Expense        Rate
     Assets:                    -------      -------      -------
     Loans
       Taxable                 $561,289      $22,622        8.13%
       Tax Exempt                19,110          765        8.07%
     Securities
       Taxable                  182,384        5,441        6.02%
       Tax Exempt                21,456        1,053        9.90%
     Federal Funds Sold           4,031           66        3.30%
     Interest Bearing Deposits
       with Banks                    50            1        3.96%
                               --------      -------
     Total Earning Assets       788,320       29,948        7.66%
                                             -------        -----
     Allowance for Loan
       Losses                   (19,174)
     Cash and Due from Banks     31,015
     Other Non-Earning Assets    34,263
                               --------
          Total Assets         $834,424
                               ========
     Liabilities and
     Stockholders' Equity
     Regular Savings, NOW
       and MMDAs               $424,242        5,680        2.70%
     Time Deposits              218,302        4,484        4.14%
     Short-Term Borrowings        7,660          143        3.76%
     Long Term Debt              10,111          254        5.07%
                               --------      -------
     Total Interest
       Bearing Liabilities      660,315       10,561        3.23%
                                                            -----
     Demand Deposits             93,687
     Other Liabilities            8,420
     Stockholders' Equity        72,002
                               --------
     Total Liabilities and
       Stockholders' Equity    $834,424
                               ========
     Net Interest Income (Tax
       Equivalent Basis)                      19,387
     Tax Equivalent Adjustment                  (589)
                                             -------
     Net Interest Income                     $18,798
                                             =======
     Net Interest Rate Spread                               4.43%
                                                            =====
     Net Interest Margin                                    4.96%
                                                            =====
                                    - 28 -










                                  Signatures
                                  ----------

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned duly authorized.



                                   EVERGREEN BANCORP, INC.




      August 11, 1995                    /s/ George W. Dougan
      ---------------                    --------------------
          Date                             George W. Dougan
                                   President & Chief Executive Officer
                                   (Principal Executive Officer)



      August 11, 1995                    /s/ Frederick M. Fink
      ---------------                    ---------------------
          Date                          Frederick M. Fink, EVP &
                                         Chief Financial Officer





















                                    - 29 -