Form 10-Q
period 1995-09-30
EVERGREEN BANCORP INC
filed 1995-11-15
CIK 351521

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549



                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarter ended September 30, 1995
                        Commission File Number 0-10275


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


                 237 GLEN STREET, GLENS FALLS, NEW YORK 12801
                 --------------------------------------------
                   (Address of principal executive offices)


     Registrant's telephone number, including area code:   (518) 792-1151
                                                            --------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securi-ties Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
     the past 90 days.   Yes   X     No
                             -----      -----

     Indicate the number of shares outstanding of each Issuer's classes of common stock, as of the latest practicable date:


     Class of Common Stock                   Number of Shares Outstanding
                                              as of September 30, 1995
      -------------------                         -------------------
      $3.33 1/3 Par Value                              4,713,394



                   EVERGREEN BANCORP, INC. AND SUBSIDIARIES

                                     INDEX

                                                                  Page No.
                                                                  --------

     PART I         FINANCIAL INFORMATION
     ------

     Item 1    Financial Statements (unaudited):

               Consolidated Statements of Income for the Three
               Months Ended September 30, 1995, and 1994             1-2

               Consolidated Statements of Income for the Nine
               Months Ended September 30, 1995, and 1994             3-4

               Consolidated Statements of Financial Condition
               as of September 30, 1995, and December 31, 1994       5-6

               Consolidated Statements of Cash Flows for the
               Nine Months Ended September 30, 1995 and 1994         7-8

               Notes to Consolidated Interim
               Financial Statements                                  9-12

               Report of Independent Auditors                       13-14

     Item 2    Management's Discussion and Analysis                 15-28


     PART II        OTHER INFORMATION
     -------

     Item 1    Legal Proceedings - None

     Item 2    Changes in Securities - None

     Item 3    Defaults Upon Senior Securities - None

     Item 4    Submission of Matters to a Vote of Security Holders -
                    None


     Item 5    Other Information - None

     Item 6    (a)  Exhibits - Not Applicable
               (b)  Reports on Form 8-K




                            EVERGREEN BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                            (DOLLARS IN THOUSANDS)
                            (EXCEPT PER SHARE DATA)


                                                          THREE MONTHS
                                                       ENDED September 30,
                                                          1995      1994
                                                            (UNAUDITED)
     Interest Income:
       Interest and Fees on Loans                        $13,369   $12,277
       Interest on U.S. Government & Agency Obligations    2,714     2,454
       Interest on State & Municipal Obligations             388       487
       Interest on Other Bonds, Notes, & Debentures          143       174
       Interest on Federal Funds Sold & Bank Deposits        411       103
                                                         -------   -------
     Total Interest Income                                17,025    15,495
                                                         -------   -------
     Interest Expense:
       Interest on Deposits:
       Regular Savings, NOW and Money Market
          Deposit Accounts                                 2,515     2,672
       Other Time                                          4,125     2,481
       Interest on Short-Term Borrowings                     185        55
       Interest on Long-Term Debt                            205       144
                                                         -------   -------
          Total Interest Expense                           7,030     5,352
                                                         -------   -------

     Net Interest Income                                   9,995    10,143
     Provision for Loan Losses                               360       540
                                                         -------   -------
     Net Interest Income After Provision for
        Loan Losses                                        9,635     9,603
                                                         -------   -------
     Other Income:
       Trust Department Income                               465       517
       Service Charges on Deposit Accounts                   722       691
       Credit Card Merchant Discount                           -       207
       Net Gain (Loss) on Security Transactions               25      (112)
       Other                                                 338       485
                                                         -------   -------
          Total Other Income                               1,550     1,788
                                                         -------   -------

                            EVERGREEN BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                   CONTINUED
                            (DOLLARS IN THOUSANDS)
                            (EXCEPT PER SHARE DATA)

                                                          THREE MONTHS
                                                       ENDED September 30,
                                                           1995      1994
                                                            (UNAUDITED)
     Other Expense:
       Salaries and Employee Benefits                      4,484     3,894
       Net Occupancy Expense                                 498       433
       Equipment Expense                                     464       467
       FDIC Insurance                                          6       495
       Professional Services                                 374       253
       Data Processing                                       481       445
       Supplies and Printing                                 186       188
       Advertising                                           157       288
       Loss on Sale and Writedown of OREO                    904       301
       Credit Card Interchange Fees                            -       150
       Other                                               1,380     1,458
                                                         -------   -------
          Total Other Expense                              8,934     8,372
                                                         -------   -------
     Income Before Taxes                                   2,251     3,019
     Applicable Income Taxes                                 201     1,118
                                                         -------   -------
     Net Income                                          $ 2,050   $ 1,901
                                                         =======   =======
     Earnings Per Common Share:
     Average Shares Outstanding                        4,708,000 4,734,000

     Net Income per Share                                $   .43    $  .40



     See accompanying notes to consolidated interim financial statements.

                            EVERGREEN BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                            (DOLLARS IN THOUSANDS)
                            (EXCEPT PER SHARE DATA)

                                                            NINE MONTHS
                                                       ENDED September 30,
                                                          1995      1994
                                                            (UNAUDITED)
     Interest Income:
       Interest and Fees on Loans                        $39,577  $35,429
       Interest on U.S. Government & Agency Obligations    7,613    7,232
       Interest on State & Municipal Obligations           1,367    1,494
       Interest on Other Bonds, Notes, & Debentures          434      529
       Interest on Federal Funds Sold & Bank Deposits      1,011      170
                                                         -------   ------
          Total Interest Income                           50,002   44,854
                                                         -------   ------
     Interest Expense:
       Interest on Deposits:
       Regular Savings, NOW and Money Market
            Deposit Accounts                               7,251    8,352
       Other Time                                         11,939    6,965
       Interest on Short-Term Borrowings                     491      198
       Interest on Long-Term Debt                            559      398
                                                         -------   ------
          Total Interest Expense                          20,240   15,913
                                                         -------   ------

     Net Interest Income                                  29,762   28,941
     Provision for Loan Losses                             1,440    1,671
                                                         -------   ------
     Net Interest Income After Provision for Loan Losses  28,322   27,270
                                                         -------   ------

     Other Income:
       Trust Department Income                             1,701    1,905
       Service Charges on Deposit Accounts                 2,081    2,092
       Credit Card Merchant Discount                           -      657
       Net Loss on Security Transactions                    (162)     (93)
       Other                                               1,067    1,167
                                                         -------   ------
          Total Other Income                               4,687    5,728
                                                         -------   ------

                            EVERGREEN BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                   CONTINUED
                            (DOLLARS IN THOUSANDS)
                            (EXCEPT PER SHARE DATA)

                                                            NINE MONTHS
                                                       ENDED September 30,
                                                           1995      1994
                                                            (UNAUDITED)


     Other Expenses:
       Salaries and Employee Benefits                     12,183    10,965
       Net Occupancy Expense                               1,483     1,584
       Equipment Expense                                   1,376     1,508
       FDIC Insurance                                        942     1,500
       Professional Services                               1,197     1,429
       Data Processing                                     1,438     1,352
       Supplies and Printing                                 772       565
       Advertising                                           487       850
       Loss on Sale and Writedown of OREO                    903       344
       Credit Card Interchange Fees                            -       495
       Other                                               4,185     4,372
                                                         -------   -------
          Total Other Expenses                            24,966    24,964
                                                         -------   -------

     Income Before Taxes                                   8,043     8,034
     Applicable Income Taxes                               2,130     2,748
                                                         -------   -------
     Net Income                                          $ 5,913   $ 5,286
                                                         =======   =======
     Earnings Per Common Share:
     Average Shares Outstanding                        4,724,000 4,724,000

     Net Income per share                               $   1.25   $  1.12



     See accompanying notes to consolidated interim financial statements.

                            EVERGREEN BANCORP, INC.
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                            (DOLLARS IN THOUSANDS)

                                                      9/30/95   12/31/94
                                                    (UNAUDITED)


     Assets:

     Cash and Cash Equivalents:
     Cash and Due From Banks                         $ 27,285    $ 32,592
     Federal Funds Sold                                45,600       2,000
                                                     --------    --------
             Total Cash and Cash Equivalents           72,885      34,592
                                                     --------    --------
     Securities:
     Securities Available For Sale (Amortized
       cost of $162,892 and $167,508 at 9/30/95
       and 12/31/94 respectively)                     162,254     161,079
     Securities Held to Maturity (fair value
       of $36,034 and $36,328 at 9/30/95
       and 12/31/94 respectively)                      34,870      35,803
                                                     --------    --------
          Total Securities                            197,124     196,882
                                                     --------    --------
     Loans (Note 3):
       Commercial                                     217,163     257,152
       Mortgage                                       244,108     232,373
       Installment                                    113,539      98,545
       Other                                              485         452
                                                     --------    --------
          Total Loans                                 575,295     588,522
     Less:
       Allowance for Loan Losses                      (11,997)    (18,752)
       Unearned Income on Loans                       ( 7,978)    (11,193)
                                                     --------    --------
          Loans, net                                  555,320     558,577
                                                     --------    --------

     Bank Premises and Equipment net of Depreciation   13,908      13,946
     Other Real Estate Owned                            4,568      10,319
     Other Assets                                      16,460      19,302
                                                     --------    --------
          Total Assets                               $860,265    $833,618
                                                     ========    ========

                            EVERGREEN BANCORP, INC.
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   CONTINUED
                            (DOLLARS IN THOUSANDS)

                                                      9/30/95   12/31/94
                                                    (UNAUDITED)
     Liabilities:

     Deposits:
       Demand                                        $100,651    $ 98,628
       Regular Savings, Now Accounts and Money
          Market Deposit Accounts                     356,945     372,381
       Certificates of Deposit over $100,000           46,954      61,485
       Other Time                                     243,311     203,327
                                                     --------    --------
          Total Deposits                              747,861     735,821
                                                     --------    --------
     Federal Funds Purchased and Other Short
       Term Borrowings                                  3,605       4,418
     Accrued Taxes and Other Liabilities                9,894       9,309
     Long-Term Debt                                    17,755      10,469
                                                     --------    --------
          Total Liabilities                           779,115     760,017
                                                     --------    --------

     Stockholders' Equity
     Common Stock $3.33 1/3 Par Value:  Authorized
     20,000,000 Shares Issued 4,777,753 at September
     30, 1995 and 4,765,253 at December 31, 1994       15,926      15,884
     Surplus                                            6,275       6,141
     Undivided Profits                                 61,305      56,811
     Excess Cost Over Fair Value on Securities Available
       For Sale Net of Deferred Tax                      (382)     (3,857)
     Treasury Stock (64,359 shares at September 30,
     1995 and 19,359 shares at December 31, 1994)      (1,007)       (258)
     Common Stock Subscribed by ESOP                     (967)     (1,120)
                                                     --------    --------
          Total Stockholders' Equity                   81,150      73,601
                                                     --------    --------
          Total Liabilities and Stockholders' Equity $860,265    $833,618
                                                     ========    ========

     See accompanying notes to consolidated interim financial statements.

                            EVERGREEN BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)

     THE NINE MONTHS ENDED SEPTEMBER 30,                1995     1994
                                                         (Unaudited)
                                                     -----------------
     Cash Flows from Operating Activities:
     Net Income. . . . . . . . . . . . . . . . .    $   5,913  $  5,286
     Adjustments to Reconcile Net Income to
     Net Cash Provided by Operating Activities:
       Net Change in Unearned Loan Fees . . . . .          26        68
       Net Change in Other Assets and Other Liabilities  (388)      423
       Loss on Sale of Loans and Securities               162        44
       Decrease in Deferred Tax Benefit                 1,499       166
       Loss on Sale / Write-Down of Other Real Estate.    903       344
       Loss on Disposition of Assets. . . . . . .           -        13
       Depreciation . . . . . . . . . . . . .           1,195     1,202
       Provision for Loan Losses. . . . . . . .         1,440     1,671
       Amortization of Premiums & Accretion of
               Discounts on Securities, Net. . .           91       718
                                                      -------   -------

          Net Cash Provided By Operating Activities.   10,841     9,935
                                                      -------    ------
     Cash Flows From Investing Activities:
     Proceeds From:
       Sales of Securities Available for Sale. . .      8,404    24,872
       Maturities of Securities Available for Sale     32,240    28,012
       Maturities of Securities Held to Maturity .     10,509     2,505
     Purchases of Securities Available for Sale. .    (36,256)  (43,522)
     Purchases of Securities Held to Maturity. . .     (9,601)   (4,900)
     Proceeds From Sales of Loans. . . . . . . . .     18,031     5,027
     Net Increase in Loans . . . . . . . . . . . .    (18,918)  (21,919)
     Change in Credit Card and
       Check Overdraft Receivables . . . . . . . .        191       364
     Proceeds From Sales of Other Real Estate. . .      7,335     1,882
     Capital Expenditures. . . . . . . . . . . . .     (1,157)     (388)
                                                       ------    ------
          Net Cash Provided (Used) By
            Investing Activities. . . . . . . . . .    10,778    (8,067)
                                                       ------   -------
     Cash Flows From Financing Activities:
     Net Increase in Deposits. . . . . . . . . . . .   12,040    10,581
     Net Decrease in Short-Term Borrowings . . . . .     (813)   (4,879)
     Payments on Long Term Debt. . . . . . . . . . .      (61)      (50)
     Proceeds From Issuance of Long-Term Debt. . . .    7,500     2,200
     Proceeds From Issuance of Common Stock. . . . .      176       316

                            EVERGREEN BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   CONTINUED
                            (DOLLARS IN THOUSANDS)

     THE NINE MONTHS ENDED SEPTEMBER 30,                 1995    1994
                                                         (Unaudited)
                                                       -----------------

     Payments for Purchase of Treasury Stock . . . .      (749)       -
     Dividends Paid. . . . . . . . . . . . . . . . .    (1,419)       -
                                                        ------   ------
          Net Cash Provided By
            Financing Activities. . . . . . . . . . .   16,674    8,168
                                                        ------   ------
     Net Increase in Cash and Cash Equivalents . . .    38,293   10,036
     Cash and Cash Equivalents at Beginning of Year.    34,592   31,963
                                                       -------  -------
     Cash and Cash Equivalents at End of Quarter . .  $ 72,885 $ 41,999
                                                      ======== ========
     Supplemental Disclosure of Cash Flows:
     Interest Paid . . . . . . . . . . . .  . . . .   $ 19,916 $ 15,860
     Taxes Paid. . . . . . . . . . . . . . . . . .       3,367    2,708

     Supplemental Schedule of Non-Cash Investing and Financing Activities:
     Certain properties which were foreclosed upon were transferred from loans to other real estate in the amount of $2,487,000 and $9,909,000 during the nine months ended September 30, 1995 and 1994, respective-ly.

     The Company borrowed $1,600,000 which was used to subscribe for common stock of the Company in 1990. Payments were made on the ESOP loan in the amount of $153,000 and $144,000 during the nine months ended September 30, 1995 and 1994 respectively.

     As a result of the adoption of Statement of Financial Accounting Standard No. 115, securities available for sale are recorded at fair value. The unrealized loss on these securities was $638,000 at September 30, 1995. The adjustment to stockholders' equity for the unrealized loss was $382,000, net of deferred income tax benefit of $256,000 which is included as an increase to the deferred tax asset. The unrealized loss on these securities was $6,429,000 at December 31, 1994. The adjustment to stockholders' equity for the unrealized loss was $3,857,000, net of deferred income tax benefit of $2,572,000 which is included as an increase to the deferred tax asset.

     At September 30, 1994 securities available for sale had an unrealized loss of $3,658,000. The adjustment to stockholders' equity net of deferred income tax benefit of $1,464,000, was $2,194,000.

     See accompanying notes to consolidated interim financial statements.

                            EVERGREEN BANCORP, INC.
              NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                  (UNAUDITED)


     1.   Financial Statement Presentation
          --------------------------------

     The accompanying consolidated financial statements consist of Ever-green Bancorp, Inc. ("the Company") and the financial statements of its wholly owned subsidiary, Evergreen Bank, N.A. The unaudited financial statements have been prepared according to the rules of the Securities and Exchange Commission. In the opinion of the Company, the accompanying unaudited consolidated interim financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1995, the results of operations for the three and nine months ended September 30, 1995 and 1994 and cash flows for the nine months ended September 30, 1995 and 1994. All adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements pre-pared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations applicable to interim financial statements.

     The accompanying interim consolidated financial statements should be read in conjunction with the Evergreen Bancorp, Inc. consolidated year-end financial statements, including notes thereto, which are included in the Evergreen Bancorp, Inc. 1994 Annual Report and Form 10-K.

     2.   Earnings Per Share
          ------------------

     Primary earnings per share is calculated as net income divided by average shares outstanding. Average shares outstanding for September 30, 1995, and 1994, takes into consideration a reduction to issued shares by Treasury Stock held weighted by the number of days in the quarter such stock is held.

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

                            EVERGREEN BANCORP, INC.
              NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                   CONTINUED
                                  (UNAUDITED)
     3.   Loans - Continued
          -----------------


     Commercial loans which are 90 days past due are placed on a non-accrual status unless they are well secured and in the process of collection or, regardless of the past due status of the loan, when management determines that the complete recovery of principal and interest is in doubt. Consumer loans are generally charged off after
     they become 120 days past due.   Mortgage loans are generally not
     placed on a non-accrual basis unless the value of the real estate has deteriorated to the point that a potential loss of principal or interest exists. Amortization of related deferred fees is suspended when a loan is placed on a non-accrual status.

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

     Loans at September 30, 1995 are as follows:



               Commercial                    $   217,163,000
               Real estate mortgage              244,108,000
               Installment                       113,539,000
               Other                                 485,000
                                               -------------
                                                 575,295,000

          less:
               Allowance for loan losses        ( 11,997,000)
               Unearned income                  (  7,978,000)
                                               -------------

          Net Loans                            $ 555,320,000
                                               =============


     Changes in the allowance for loan losses for the nine months ended September 30, 1995, is as follows:

          Balance at December 31, 1994         $  18,752,000
          Provisions for loan losses               1,440,000
          Recoveries during the period             1,005,000
          Losses charged to the allowance         (9,200,000)
                                               -------------
          Balance at September 30,1995         $  11,997,000
                                               =============

     At September 30, 1995, the recorded investment in loans that are con-sidered to be impaired under SFAS No. 114 was $ 3,928,000. Included in this amount is $1,824,000 of impaired loans for which the related allowance for credit losses is $ 796,000 and $2,104,000 of impaired loans that as a result of write downs do not have an allowance for

                            EVERGREEN BANCORP, INC.
              NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                   CONTINUED
                                  (UNAUDITED)
     3.   Loans - Continued
          -----------------


     credit losses. The average recorded investment in impaired loans during the nine months ended September 30, 1995 was approximately $12,512,000. For the nine months ended September 30, 1995 the Company recognized interest income on those impaired loans of $36,000 which is recognized using the cash basis method of income recognition.

     The following table presents information concerning nonperforming loans at September 30, 1995:

          Non accrual                        $     3,991,000
          Past due 90+ days                        2,583,000
          Restructured                               796,000
                                               -------------
            Total                              $   7,370,000
                                               =============


     4. Payment of Dividends
        --------------------

     The Company is a legal entity separate and distinct from its bank and other subsidiary. The principal source of cash flow of the Registrant, including cash flow to pay dividends to its stockholders, is dividends from Evergreen Bank. The subsidiary bank is required to meet various legal requirements prior to the payment of dividends to the Company. Without the payment of dividends from Evergreen Bank the Company would not be able to pay dividends to its stockholders.

                         Independent Auditors' Review Report

     The Board of Directors and Stockholders
     Evergreen Bancorp, Inc.:

     We have reviewed the consolidated statement of financial condition of Evergreen Bancorp, Inc. and subsidiaries as of September 30, 1995 and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 1995 and 1994, and the consol-idated statements of cash flows for the nine-month periods ended September 30, 1995 and 1994. These consolidated financial statements are the responsibility of the Company's management.

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

     As discussed in note 3 to the consolidated statements, effective January 1, 1995, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Stan-dards No. 114, "Accounting by Creditors for Impairment of a Loan," and Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Dis-closure" which prescribed recognition criteria for loan impairment and measurement methods for certain impaired loans and loans whose

                      Independent Auditors' Review Report
                                   Continued


     The Board of Directors and Stockholders
     Evergreen Bancorp, Inc.:
     Page 2

     terms are modified in a troubled debt restructuring subsequent to the adoption of these statements.

     /s/ KPMG PEAT MARWICK, LLP
     Albany, New York
     November 9, 1995

                            EVERGREEN BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                          OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

     FINANCIAL REVIEW
     ----------------
          The principal source of earnings for the Company is its single banking subsidiary, Evergreen Bank, N.A., the surviving bank from the 1994 merger of the Company's three banking subsidiaries. All discus-sion herein refers to the banking activities of the Company's banking subsidiary unless otherwise noted.

     SUMMARY OF RESULTS OF OPERATION
     -------------------------------
          Net income for the three months ended September 30, 1995, was $2,050,000 or $.43 per share, compared to $1,901,000 or $.40 per share in 1994's third quarter. For the nine month period, net income was $5,913,000, or $1.25 per share, compared to $5,286,000, or $1.12 per share, in 1994. Income for the third quarter was primarily affected by an increased loss on sale and writedown of OREO, lower FDIC insurance expense, and an accrual for the workforce reduction of approximately 10% of the Bank's staff. Tax benefits associated with the sale of certain loan and real estate assets led to lower tax provision of $201,000 in the third quarter.

          On September 29, 1995, the Bank consumated a bulk sale (the "Bulk Sale") of certain performing and nonperforming loans and OREO for approximately $13,250,000. The assets sold by the Bank carried a net book value of approximately $20,000,000 and the loan loss reserve was reduced by approximately $6,345,000. The loss on sale and writedown of OREO for the third quarter was $904,000, or approximately $600,000 higher than in 1994, largely because of the Bulk Sale.

          During the third quarter the FDIC confirmed a reduction in deposit insurance for commercial banks in the Bank Insurance Fund, retroactive to June 1, 1995. Cosequently, FDIC insurance expense for the Bank was $6,000 , or $489,000 lower than in 1994, primarily because of the lower premiums and a credit for $109,000 in expense previously recorded in the second quarter.

          The Bank announced a workforce reduction of administrative personnel and recorded an accrual of approximately $462,000 in severance pay, termination benefits and related expenses.

         In 1995 the annualized return on average assets for the nine months was .94%, compared to .84% for the first nine months last year. The annualized return on average stockholders' equity, includ-ing the effect of FASB 115 "Accounting for Certain Investments in

                            EVERGREEN BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   CONTINUED

     Debt and Equity Securities", for the first nine months of 1995 was 10.1%, compared to 9.8% for the same period in 1994. The increase in the returns on average assets and stockholders' equity are due pri-marily to the increased level of net income.

     NET INTEREST INCOME
     -------------------
          Net interest income for the three months ended September 30, 1995 was $9,995,000, compared to $10,143,000 for the same period of 1994. This represents a decrease of $148,000 or 1.5%. The first nine months of 1995 reflects net interest income of $29,762,000 an increase of 2.8% as compared to $28,941,000 for the same period last year. The decrease in net interest income in 1995's third quarter is attributed primarily to a decrease in net interest margin due to the fact that interest rates on costing liabilities continued to rise while rates on earning assets were negatively affected by a 0.25% decrease in the federal funds rate early in the quarter and a shift in assets from higher yielding loans and investments to federal funds sold.

          On a taxable equivalent basis, net interest income was $10,301,000 for the quarter ended September 30, 1995 as compared to $10,439,000 for the quarter ended September 30, 1994. This repre-sents a decrease of $138,000 or 1.3%.

          For the first nine months of 1995 taxable equivalent net interest income increased 2.8% to $30,670,000 from the level reported for the nine months ended September 30, 1994. The increase in net interest income on a taxable equivalent basis resulted primarily from an increase in net interest margin. The favorable rate trend was created by the yield on earning assets increasing more than the rate on interest bearing liabilities during the first half of 1995. Additionally, during the first nine months of 1995 the volume of average earning assets increased $8.2 million, or 1.0%, in comparison to the same period in 1994. This increase resulted primarily from a higher level of federal funds sold, which increased $16.6 million, nearly four times the respective 1994 average balances. In 1995, average loans decreased $795,000 or approximately .1% from 1994 average balances of $580.7 million. Investment securities and securities available for sale decreased $7.5 million or 3.7%.

          The increases in average earning assets were funded primarily by increases in average stockholders equity, which increased $7.0 million or 9.6%. Average interest bearing liabilities increased $4.3 million or less than .7% of their 1994 average balance of $659.4 million.
                                      16

                            EVERGREEN BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   CONTINUED

          While interest bearing liabilities in total only showed a modest increase, significant balance changes occured within this category. The average volume of time deposits, increased 31.9% to $295.1 million as rates increased 125 basis points. The average volume of Savings, NOW and Money Market Deposit decreased $71.0 million to $347.3 million, as average interest rates on these deposits increased only 12 basis points from the nine months ended September 30, 1994. These deposit shifts are largely attributed to depositors placing funds in longer maturity deposits, in an effort to increase the effective income yield on their funds.

          The 9 basis point increase in net interest margin for the year resulted from net increases in non-interest bearing funding sources offset by a 7 basis point decrease in the net interest rate spread from 1994 to 1995. The trend of increased margin would reverse if earning asset increases were funded with a more costly funding source. Additionally, because repricable assets react more rapidly than repricable liabilities in a lower rate environment, net interest spread and margin would be negatively impacted.

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

                            EVERGREEN BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                          OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

          The provision for loan losses for the quarter ended September 30, 1995 was $360,000, compared to $540,000 for the quarter ended September 30, 1994. For the nine months ended September 30, 1995 the provision totaled $1,440,000 compared to $1,671,000 a year earlier. The reduction in provision level can be attributed to the significant third quarter 1995 reduction of nonperforming loans as a result of the "Bulk Sale" of nonperforming and performing assets totaling approximately $20,000,000.

          The allowance for loan losses at September 30, 1995, decreased $6,755,000 since December 31, 1994, as net chargeoffs of $8,195,000 exceeded the nine month 1995 provision of $1,440,000. $ 6,345,000 of the chargeoff was directly attributable to the bulk sale in September 1995. As a percent of total loans, net of unearned income, the allowance was 2.1% at September 30, 1995. The allowance represents
     162.8 % of the non-performing loans at quarter end compared to 96.5% at year end 1994.

          The relatively modest provision in 1995 and 1994 in relation to the net charge offs in the periods is attributable to the significant provision taken in the second quarter of 1993. Since then provision levels have been at a more modest level due to significant reductions in nonperforming loans and weaker loan demand.

          The following table presents information concerning non-performing loans and other real estate.
                                              9/30/95       12/31/94
                                              -------       --------
                                              (Dollars In Thousands)

               Non-Accrual                   $  3,991       $ 14,139
               Past Due 90 Days                 2,583          2,630
               Restructured                       796          2,656
                                             --------       --------
                 Total Non-Performing
                    Loans                     $ 7,370       $ 19,425
                                             ========       ========
                 Other Real Estate           $  4,568       $ 10,319

          The majority of the Company's non-performing loans consist of commercial and commercial real estate loans. There is no distinct concentration as to type of borrower within these classifications.

          The Company expects net loan charge-offs will exceed peer levels in 1995 and they may reach the level seen during 1993 owing to the aproximately $6,300,000 chargeoff attributed to the "Bulk Sale". While in times of economic uncertainty, it is more difficult to determine exposure in the loan portfolio, the Company believes its allowance for loan losses at September 30, 1995 is adequate.

                            EVERGREEN BANCORP, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   CONTINUED

     OTHER INCOME AND EXPENSE
     ------------------------
          Other income for the nine months ended September 30, 1995, was $4,687,000, $1,041,000 less than the $5,728,000 recorded in the same period last year, $657,000 of this decrease is the result of the Company's decision to sell its merchant credit card portfolio in 1994. Additionally, the Company recorded security losses of $162,000
     in 1995 versus a loss of $93,000 in 1994.   The largest source of
     other income continues to be service charges. Other income for the third quarter of 1995 was $1,550,000 down 13.3% from $1,788,000 in the third quarter of 1994.

          Other expense for the three months ended September 30, 1995 was $8,934,000, compared to $8,372,000 for the same quarter last year, an increase of $562,000 or 6.7%. This increase resulted primarily from a net loss from sales of other real estate owned of $ 904,000. Salaries and benefits continue to represent the largest portion of other expense and they increased $590,000, or 15.2%, on a quarterly basis and $1,218,000, or 11.1%, on a year to date basis. The third quarter 1995 increase is due primarily to a one time charge of $462,000 related to a reduction in force ("RIF") scheduled for the beginning of the fourth quarter. The annual increase is due to the "RIF" and to increased merit salary levels and specialized staffing increases. Management expects that as a result of the reduction of force salary and benefits should decline from current levels in 1996.

          FDIC insurance was $6,000 for the quarter ended September 30, 1995, compared to $495,000 for the same quarter last year. This decrease is primarily a result of decreased insurance rates on depos-its retroactive to June 1,1995. Approximately $109,000 of the decrease from the prior quarter was due to the refund of fees previously recorded for June 1995. Professional services were $374,000 for the quarter ended September 30, 1995 as compared to $253,000 for the same period a year ago. This represents an increase of $121,000 or 47.8%.

     INCOME TAX EXPENSE
     ------------------
          Income tax for the three months ended September 30, 1995, was $201,000 as compared to $1,118,000 for the three months ended Septem-ber 30, 1995. The decrease of $917,000 was largely a result of New York State tax benefits resulting from the "Bulk Sale" and re-evaluations of reserves related to deferred Federal tax assets in light of the sale. For the nine months ended September 30, 1995 income tax was $2,130,000 compared to $2,748,000 in 1994. The effective income tax rates for the nine months ended September 30, 1995 and 1994 were 26.5% and 34.2%, respectively.

                            EVERGREEN BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   CONTINUED


     CAPITAL AND LIQUIDITY
     ---------------------
          At September 30, 1995, stockholders' equity was $81,150,000 as compared to $73,601,000 at December 31, 1994, an increase of 10.3%. The increase in stockholders' equity is greater than the amount of 1995 earnings, net of dividends and treasury stock purchases, due to a reduction in the market deficit over cost on the available for sale securities component of the equity section required by FASB 115.

          On March 16, 1995 the Company indicated its intent to repurchase up to 5 percent of its then outstanding shares. The purchase author-ization, to a maximum of 237,000 shares, is an amount not to exceed $4,750,000. The funding for this program is not anticipated to materially affect the liquidity or capital position of the Company or the bank. Through September 30, 1995 the Company has purchased 45,000 shares at a cost of $749,000.

          The following table sets forth the Company's risk based capital ratios as of September 30, 1995 and the regulatory guidelines for well capitalized institutions.

                                     Evergreen           Well Capitalized
          Risk-Based               Bancorp, Inc.             Regulatory
            Ratios                 Sept. 30, 1995            Guidelines
          ----------               -------------         ----------------

          Leverage Ratio                9.4 %                  5.0 %

          Tier 1                       14.2 %                  6.0 %

          Total Capital                15.4 %                 10.0 %

          Average federal funds sold for the nine months ended September 30, 1995 was $22,185,000 as compared to $5,579,000 for the nine months ended September 30, 1994. Net cash provided by operating activities was $10,841,000 for the nine months ended September 30, 1995 as compared to net cash provided of $9,935,000 for the nine months ended September 30, 1994. Largely due to increases in sales of loans and other real estate, primarily related to the "Bulk Sale", net cash provided by investing activities was $10,778,000 for the nine months ended September 30, 1995 as compared to net cash used of
     $8,067,000 for the same period last year.   Net cash provided by

                            EVERGREEN BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   CONTINUED

     financing activities was $16,674,000 for the nine months of 1995 as compared to $8,168,000 for the nine months of 1994. The increase in cash provided by financing activities resulted primarily from a $7,500,000 increase in long term debt. The level of cash and cash equivalents was $72,885,000 at September 30, 1995 as compared to $41,999,000 at September 30, 1994.

          Evergreen Bank, N.A. is the principal source of funds to the Company and, if it cannot pay dividends to the Company, the Company will be unable to pay dividends to its shareholders.


     Adoption of New Accounting Pronouncements
     -----------------------------------------

          On May 31, 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan", (SFAS No. 114). SFAS No. 114, was amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recogni-tion and Disclosure", (SFAS No. 118). These Statements prescribe recognition criteria for loan impairment and measurement methods for certain impaired loans, and loans whose terms are modified in troubled debt restructurings subsequent to the adoption of SFAS No.
     114. As of January 1, 1995, the Company has adopted the provisions of SFAS No. 114 and SFAS No. 118 and has provided the required dis-closures. The accompanying financial statements reflect the effect of these new pronouncements. Details of the effect of these new statements are included in the footnotes to the accompanying finan-cial statements.


     Rate Volume Analysis
     ----------------------

     For the purposes of the following analysis, Securities Available for Sale are stated at average amortized cost and Stockholders' Equity is unadjusted for the effects of SFAS No. 115.

     * Non-accrual loans are included in the previous analysis and the average balance of these loans is deemed immaterial.

                            EVERGREEN BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   CONTINUED

     * Portions of income earned on certain Commercial Loans, US Govern-ment Obligations and Obligations of State and Political Subdivisions are exempt from Federal and/or State taxation. Appropriate adjust-ments have been made to reflect the equivalent amount of taxable income that would have been necessary to genertae an equal amount of after tax income. The taxable equivalent adjustment is based on a marginal Federal income tax rate of 35.0% in 1995 and 34.0% in 1994 along with a marginal State income tax rate of 9.675% for 1995 and 10.35% for 1994.

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

                            EVERGREEN BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   CONTINUED

     Analysis of Variance in Net Interest Income Due to Volume and Rates



                                     For the three months ended
                                    30-SEPT-95     VS    30-SEPT-94

                                   INCREASE / (DECREASE)      TOTAL
                                     DUE TO CHANGE IN        INCREASE/
                                    VOLUME      RATE        (DECREASE)
                                   ---------------------    ----------
     Interest Earned:
     Loans
       Taxable                       $ (13)      $ 1,093    $  1,080
       Tax-Exempt                      (20)           43          23
     Investment Securities
       Taxable                         (43)          249         206
      Tax-Exempt                        19           (96)        (77)
     Federal Funds Sold                271            37         308
     Interest-Bearing Deposits          (1)            1           -
                                     -----        ------      ------
     Changes in Total Interest
     Income                            213         1,327       1,540
                                     -----        ------      ------
     Less Interest Expense Incurred:
     Regular Savings, NOW and MMDAs   (406)          249        (157)
     Time Deposits                     710           934       1,644
     Short-Term Borrowings              88            42         130
     Long Term Debt                     13            48          61

     Changes in Total Interest       -----        ------      ------
     Expense                           405         1,273       1,678
                                     -----        ------      ------
     Changes in Net Interest
     Income                         $ (192)       $   54      $ (138)
                                    ======        ======      ======

                            EVERGREEN BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   CONTINUED


     Analysis of Variance in Net Interest Income Due to Volume and Rates


                                       For the nine months ended
                                    30-SEPT-95    VS   30-SEPT-94

                                   INCREASE / (DECREASE)      TOTAL
                                     DUE TO CHANGE IN        INCREASE/
                                    VOLUME      RATE        (DECREASE)
                                   ---------------------    ----------
     Interest Earned:
     Loans and Leases
          Taxable                     $  35      $ 4,054     $  4,089
          Tax-Exempt                    (89)         187           98
     Investment Securities
          Taxable                      (351)         569          218
          Tax-Exempt                      4          (78)         (74)
     Federal Funds Sold                 708          123          831
     Interest-Bearing Deposits           (1)          11           10
                                     ------       ------       ------
     Changes in Total Interest
     Income                            306         4,866        5,172
                                     ------       ------       ------
     Less Interest Expense Incurred:
     Regular Savings, NOW and MMDAs  (1,469)         368       (1,101)
     Time Deposits                    2,562        2,412        4,974
     Short-Term Borrowings              112          181          293
     Long Term Debt                      40          121          161
                                     ------       ------       ------
     Changes in Total Interest
     Expense                          1,245        3,082        4,327
                                     ------       ------       ------
     Changes in Net Interest
     Income                          $ (939)      $1,784       $  845
                                     ======       ======       ======

                            EVERGREEN BANCORP, INC.
        Average Balances For The Three Months Ended September 30, 1995

                                             Interest     Average
                                Average      Income/       Yield/
                                Balance      Expense        Rate
     Assets:                    -------      -------      -------
     Loans
       Taxable                 $562,505      $13,077        9.22%
       Tax Exempt                17,396          425        9.69%
     Securities
       Taxable                  176,729        2,983        6.70%
       Tax Exempt                21,045          435        8.20%
     Federal Funds Sold          27,360          407        5.90%
     Interest Bearing Deposits
       with Banks                   434            4        3.65%
                               --------      -------
     Total Earning Assets       805,469       17,331        8.54%
                                             -------        -----
     Allowance for Loan
       Losses                   (17,789)
     Cash and Due from Banks     29,235
     Other Non-Earning Assets    37,478
                               --------
          Total Assets         $854,393
                                =======
     Liabilities and
     Stockholders' Equity:
     Regular Savings, NOW
       and MMDAs               $348,300        2,515        2.86%
     Time Deposits              293,325        4,125        5.58%
     Short-Term Borrowings       11,782          185        6.23%
     Long Term Debt              11,645          205        6.98%
                               --------      -------
     Total Interest
       Bearing Liabilities      665,052        7,030        4.19%
                                             -------        -----
     Demand Deposits             98,205
     Other Liabilities           10,041
     Stockholders' Equity        81,095
     Total Liabilities and     --------
       Stockholders' Equity    $854,393
                               ========
     Net Interest Income (Tax
       Equivalent Basis)                      10,301
     Tax Equivalent Adjustment                  (306)
                                             -------
     Net Interest Income                     $ 9,995
                                             =======
     Net Interest Rate Spread                               4.35%
                                                            =====
     Net Interest Margin                                    5.07%
                                                            =====
                                      25

                            EVERGREEN BANCORP, INC.
        Average Balances For The Three Months Ended September 30, 1994
                                             Interest     Average
                                Average      Income/       Yield/
                                Balance      Expense        Rate
     Assets:                    -------      -------      -------
     Loans
       Taxable                 $563,143      $11,997        8.45%
       Tax Exempt                18,258          402        8.74%
     Securities
       Taxable                  179,462        2,777        6.14%
       Tax Exempt                20,257          512       10.03%
     Federal Funds Sold           8,625           99        4.55%
     Interest Bearing Deposits
       with Banks                   737            4        2.15%
                               --------      -------
     Total Earning Assets       790,482       15,791        7.93%
                                             -------        -----
     Allowance for Loan
       Losses                   (19,224)
     Cash and Due from Banks     30,616
     Other Non-Earning Assets    38,832
                               --------
          Total Assets         $840,706
                               ========
     Liabilities and
     Stockholders' Equity
     Regular Savings, NOW
       and MMDAs               $406,725        2,672        2.61%
     Time Deposits              234,572        2,481        4.20%
     Short-Term Borrowings        5,458           55        4.00%
     Long Term Debt              10,710          144        5.33%
                               --------      -------
     Total Interest
       Bearing Liabilities      657,465        5,352        3.23%
                                             -------        -----
     Demand Deposits            100,073
     Other Liabilities            8,746
     Stockholders' Equity        74,422
                               --------
     Total Liabilities and
       Stockholders' Equity    $840,706
                               ========
     Net Interest Income (Tax
       Equivalent Basis)                      10,439
     Tax Equivalent Adjustment                  (296)
                                             -------
     Net Interest Income                     $10,143
                                             =======
     Net Interest Rate Spread                               4.70%
                                                            =====
     Net Interest Margin                                    5.24%
                                                            =====

                            EVERGREEN BANCORP, INC.
         Average Balances For The Nine Months Ended September 30, 1995
                                             Interest     Average
                                Average      Income/       Yield/
                                Balance      Expense        Rate
     Assets:                    -------      -------      -------
     Loans
       Taxable                 $562,490      $38,707        9.20%
       Tax Exempt                17,452        1,265        9.69%
     Securities
       Taxable                  173,843        8,436        6.49%
       Tax Exempt                21,101        1,491        9.45%
     Federal Funds Sold          22,185          996        6.00%
     Interest Bearing Deposits
       with Banks                   450           15        4.46%
                               --------      -------
     Total Earning Assets       797,521       50,910        8.53%
                                             -------        -----
     Allowance for Loan
       Losses                   (18,309)
     Cash and Due from Banks     28,148
     Other Non-Earning Assets    38,788
                               --------
          Total Assets         $846,148
                               ========
     Liabilities and
     Stockholders' Equity:
     Regular Savings, NOW
       and MMDAs               $347,337        7,251        2.79%
     Time Deposits              295,084       11,939        5.41%
     Short-Term Borrowings        9,979          491        6.58%
     Long Term Debt              11,293          559        6.62%
                               --------      -------
     Total Interest
       Bearing Liabilities      663,693       20,240        4.08%
                                             -------        -----
     Demand Deposits             92,589
     Other Liabilities           10,080
     Stockholders' Equity        79,786
                               --------
     Total Liabilities and
       Stockholders' Equity    $846,148
                               ========
     Net Interest Income (Tax
       Equivalent Basis)                      30,670
     Tax Equivalent Adjustment                  (908)
                                             -------
     Net Interest Income                     $29,762
                                             =======
     Net Interest Rate Spread                               4.45%
                                                            =====
     Net Interest Margin                                    5.14%
                                                            =====

                            EVERGREEN BANCORP, INC.
         Average Balances For The Nine Months Ended September 30, 1994
                                             Interest     Average
                                Average      Income/       Yield/
                                Balance      Expense        Rate
     Assets:                    -------      -------      -------
     Loans
       Taxable                 $561,914      $34,618        8.24%
       Tax Exempt                18,823        1,167        8.29%
     Securities
       Taxable                  181,399        8,218        6.06%
       Tax Exempt                21,052        1,565        9.94%
     Federal Funds Sold           5,579          165        3.95%
     Interest Bearing Deposits
       with Banks                   516            5        1.30%
                               --------      -------
     Total Earning Assets       789,283       45,738        7.75%
                               --------      -------        -----
     Allowance for Loan
       Losses                   (19,191)
     Cash and Due from Banks     30,646
     Other Non-Earning Assets    35,929
                               --------
          Total Assets         $836,667
                               ========
     Liabilities and
     Stockholders' Equity
     Regular Savings, NOW
       and MMDAs               $418,339        8,352        2.67%
     Time Deposits              223,785        6,965        4.16%
     Short-Term Borrowings        6,918          198        3.83%
     Long Term Debt              10,314          398        5.16%
                               --------      -------
     Total Interest
       Bearing Liabilities      659,356       15,913        3.23%
                                             -------        -----
     Demand Deposits             95,839
     Other Liabilities            8,654
     Stockholders' Equity        72,818
                               --------
     Total Liabilities and
       Stockholders' Equity    $836,667
                               ========
     Net Interest Income (Tax
       Equivalent Basis)                      29,825
     Tax Equivalent Adjustment                  (884)
                                             -------
     Net Interest Income                     $28,941
                                             =======
     Net Interest Rate Spread                               4.52%
                                                            =====
     Net Interest Margin                                    5.05%
                                                            =====

                                  Signatures
                                  ----------

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned duly authorized.



                                   EVERGREEN BANCORP, INC.




      November 9, 1995                   /s/ George W. Dougan
      ---------------                    --------------------
          Date                             George W. Dougan
                                   President & Chief Executive Officer
                                   (Principal Executive Officer)



      November 9, 1995                   /s/ Frederick M. Fink
      ---------------                    ---------------------
          Date                          Frederick M. Fink, EVP &
                                         Chief Financial Officer