Form 10-K
period 1995-12-31
EVERGREEN BANCORP INC
filed 1996-03-28
CIK 351521

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended            December 31, 1995

Commission File No.: 1-9999

              EVERGREEN BANCORP, INC.
------------------------------------------------------
(Exact name of Registrant as specified in its Charter)

        DELAWARE                           36-3114785
------------------------       ---------------------------------
(State of incorporation)      (I.R.S. Employer Identification No.)

237 Glen Street, Glens Falls, New York                       12801
----------------------------------------               -----------------
(Address of principal executive offices)                   (Zip Code)

                  (518) 792-1151
----------------------------------------------------
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class                Name of exchange on which registered
       NONE                            Nasdaq National Market System

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock, $ 3 1/3 Par Value
(Title of Class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]     No [ ]

The aggregate market value of the Registrant's common stock (based upon the average of the bid and asked prices on February 29, 1996) held by non-affiliates was approximately $94.6 million, excluding 385 thousand shares held by affiliates of the registrant. The number of shares of Registrant's Common Stock outstanding on February 29, 1996 was 4,637,714.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1995(Parts I, II and IV).

(2) Portions of the Registrant's Proxy Statement for its 1996 Annual Meeting of Stockholders to be filed within 120 days of the Registrant's fiscal year-end (Part III).

PART I
EVERGREEN BANCORP, INC.

ITEM 1. Description of Business

GENERAL

Evergreen Bancorp, Inc. ("Registrant" or "Evergreen") is a Delaware Corporation registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHC Act") having its principal place of business at 237 Glen Street, Glens Falls, New York. Evergreen commenced business under its former name of First Glen Bancorp on November 3, 1980. Evergreen adopted its current name on April 23, 1986.

The Registrant conducts substantially all of its business through its sole banking subsidiary, Evergreen Bank, N.A. (the "Bank"). Its predecessor bank, The First National Bank of Glens Falls, was originally organized as a state-chartered bank in New York State in 1853, and was converted to a national bank in 1865. In 1994, the three subsidiary banks of Evergreen were combined to form the Bank. Today, the Bank is regulated by the Office of the Comptroller of the Currency ("OCC"). The deposits of Evergreen Bank are insured by the Federal Deposit Insurance Corporation ("FDIC") to the extent permitted by law. See "Supervision and Regulation." The Bank's principal offices are in Glens Falls, New York, and it has 24 banking offices in 8 counties of upstate New York. At December 31, 1995, Evergreen Bank had total assets of approximately $861.3 million, total deposits of approximately $750.3 million, and total stockholders' equity of approximately $79.7 million.

The Bank conducts a general commercial banking and trust business at 24 locations in upstate New York, concentrated in three principal regions generally known as Glens Falls, Plattsburgh and Albany. Through the Bank, Evergreen provides a variety of banking services to individuals, partnerships, corporations, municipalities and government entities in New York State. Such banking services include accepting deposits, making loans; checking and NOW accounts; business, agricultural, real estate, home improvement, automobile and other personal loans; credit cards; letters of credit; home equity lines of credit; safe deposit boxes; wire transfer facilities; and access to automated teller machines.

Evergreen and its subsidiaries derive substantially all of their revenue and income from the furnishing of bank and bank-related services. Evergreen functions primarily as the holder of stock of its subsidiaries and assists the management of its subsidiaries as appropriate.

Evergreen is a legal entity separate and distinct from its subsidiaries. The right of Evergreen to participate in any distribution of the assets or earnings of any subsidiary is subject to the prior claims of creditors of the subsidiary, except to the extent that claims, if any, of Evergreen itself as a creditor may be recognized. See "Supervision and Regulation -- Payment of Dividends".

GOVERNMENT MONETARY POLICY

The Bank is affected by the credit policies of monetary authorities, including the Board of Governors of the Federal Reserve System. An important element of the Federal Reserve System is to regulate the national supply of bank credit. Among the instruments of monetary policy used by the Federal Reserve are open market operations in U.S. Government securities, changes in the discount rate, reserve requirements on member bank deposits, and funds availability regulations. The monetary policies of the Federal Reserve have in the past had a significant effect on the operations of financial institutions, including the Bank, and will continue to do so in the future. Changing conditions in the national economy and money markets, as well as the impact of actions by monetary and fiscal authorities, make it difficult to predict the effect of future changes in interest rates, deposit levels or loan demand on the business and income of the Bank.

COMPETITION

The Bank faces strong competition in its three principal market areas, both in attracting deposits and making loans. The Bank's most direct competition for deposits and trust services has historically come from other banks, savings institutions and credit unions located in the Bank's market areas. However, the Bank also faces significant non-banking competition from mutual funds, insurance companies, investment management firms, investment banking firms, broker dealers and a growing list of other investment alternatives. This has increased the competition for funds that historically would have been maintained as bank deposits.

The Bank competes in this environment by providing a full range of financial services, competitive interest rates and a personal level of service that, combined, tend to retain the loyalty of customers in its market areas against competitors with far larger resources than that of the Bank. To a lesser extent, convenience of branch locations and hours of operations are competitive advantages of the Bank in the Glens Falls and Plattsburgh regions.

The Bank encounters significant competition for new loans, both commercial and consumer, from other commercial banks, including super-regional, money center and locally-owned banks. In addition, savings banks, savings and loan associations, credit unions, mortgage bankers, mortgage brokers affiliated with nationally franchised real estate brokers, and other financial institutions compete actively for new loans. Competition for home mortgages in the past five years has been especially intense in the Bank's market areas. The Bank competes for new loans principally through the interest rates and fees it charges, the responsiveness of the Bank to its local markets, and the efficiency in which it provides loan services.

Mergers among financial institutions have added competitive pressure. Competition is expected to intensify as a consequence of interstate banking laws now in effect in the majority of states which permit banking organizations to expand geographically. Further, the Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 has generally removed the remaining restrictions on interstate acquisitions of banks and bank holding companies, effective June 1, 1997, or sooner.

SUPERVISION AND REGULATION

General. The Registrant is a bank holding company, registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the BHC Act. As such, the Registrant and its subsidiaries are subject to the supervision, examination, and reporting requirements of the BHC Act and the regulations of the Federal Reserve.

The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before: (i) it may acquire direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, the bank holding company will directly or indirectly own or control more than 5.0% of the voting shares of the bank; (ii) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of the bank; or (iii) it may merge or consolidate with any other bank holding company.

The BHC Act further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be to substantially lessen competition in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concern ed and the convenience and needs of the community to be served. Consideration of financial resources generally focuses on capital adequacy, and consideration of convenience and needs issues including the parties' performance under the Community Reinvestment Act of 1977 (the "CRA"), both of which are discussed below.

The BHC Act prohibits the Federal Reserve from approving a bank holding company's application to acquire a bank or bank holding company located outside the state in which the deposits of its banking subsidiaries were greatest on the date the company became a bank holding company (New York in the case of the Registrant), unless such acquisition is specifically authorized by statute of the state in which the bank or bank holding company to be acquired is located. New York has adopted national reciprocal interstate banking legislation permitting New York-based bank holding companies to acquire banks and bank holding companies in other states and allowing bank holding companies located in states with reciprocal legislation to acquire
New York banks and bank holding companies. Under the provisions of the Riegle-Neal Interstate Banking and Branching and Efficiency Act of 1994 (the "Interstate Banking Act"), which was signed into law by President Clinton on September 29, 1994, the existing restrictions on interstate acquisitions of banks by bank holding companies, including the reciprocal interstate banking legislation adopted by the state of New York, have been repealed. This allows the Registrant and any other bank holding company located in New York to acquire a bank located in any other state, and a bank holding located outside New York is able to acquire any New York-based bank, in either case subject to certain deposit percentage and other restrictions. The Interstate Banking
Act also generally provides that, after June 1, 1997, national and state-chartered banks may branch interstate through acquisitions of banks in other states. By adopting legislation prior to that date, a state has the ability to either "opt in" or to prohibit interstate branching altogether.

The Registrant is also subject to the provisions of Article III-A of the New York State Banking Law. Among other things, Article III-A requires the approval of the New York Banking Department prior to the acquisition by a bank holding company of direct or indirect ownership or control of 10% or more of the voting stock of a banking institution, or the acquisition by a bank holding company directly or indirectly through a subsidiary of all or substantially all of the assets of a banking institution, or a merger or consolidation with another bank holding company.

The BHC Act generally prohibits the Registrant from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity reasonably can be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. For example, factoring accounts receivable, acquiring or servicing loans, leasing personal property, conducting discount securities brokerage activities, performing certain data processing services, acting as agent or broker in selling credit life insurance and certain other types of insurance in connection with credit transactions, and performing certain insurance underwriting activities all have been determined by the Federal Reserve to be permissible activities of bank holding companies. The BHC Act does not place territorial limitations on permissible non-banking bank-related activities of bank holding companies. Despite prior approval, the Federal Reserve has the power to order a holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that bank holding company.

The Bank, the single subsidiary bank of the Registrant, is a member of the FDIC, and as such, its deposits are insured by the FDIC to the extent provided by law. The Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities, and operations, and it is supervised and examined by one or more federal bank regulatory agencies.

Because the Bank is a national bank, it is subject to supervision and regulation by the OCC. The OCC regularly examines the operations of the subsidiary bank and has authority to approve or disapprove mergers, consolidations, the establishment of branches, and similar corporate actions. The OCC also has the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

The Bank is subject to the provisions of the CRA. Under the terms of the CRA, the appropriate federal bank regulatory agency is required, in connection with its examination of a subsidiary institution, to assess such institution's record in meeting the credit needs of the community served by that institution, including those of low and moderate-income neighborhoods. The regulatory agency's assessment of the institution's record is made available to the public. Further, such assessment is required of any institution which has applied to: (i) charter a national bank; (ii) obtain deposit insurance coverage for a newly chartered institution; (iii) establish a new branch office that will accept deposits; (iv) relocate an office; or
(v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the records of each subsidiary institution of the applicant bank holding company, and such records may be the basis for denying the application.

In December 1993, the federal banking agencies proposed to revise their CRA regulations in order to provide clearer guidance to depository institutions on the nature and extent of their CRA obligations and the methods by which those obligations would be assessed and enforced. In response to widespread criticisms of the December 1993 proposal, the agencies, on September 26, 1994, issued a revised proposal. Under the proposal, the process-based CRA assessment factors have been replaced with an evaluation system that rates institutions based on their actual performance in meeting community credit needs. The evaluation system used to judge an institution's CRA performance consists of three tests: a lending test; an investment test; and a service test. Each of these tests are applied by the institution's federal regulator in an assessment context that takes into account such factors as (i) demographic data about the community; (ii) the institution's capacity and constraints; (iii) the institution's product offerings and business strategy; and (iv) data on the prior performance of the institution and similarly situated lenders.

The lending test -- the most important of the three tests for all institutions other than wholesale and limited purpose (e.g., credit card banks) -- evaluates an institution's lending activities as measured by its home mortgage loans, small business and farm loans, community development loans, and, at the option of the institution, its consumer loans. The institution's regulator weighs each of these lending categories to reflect their relative importance to the institution's overall business and, in the case of community development loans, the characteristics and needs of the institution's service area and the opportunities available for this type of lending.

The focus of the investment test is the degree to which the institution is helping to meet the needs of its service area through qualified investments that: (i) benefit low-to-moderate income individuals and small businesses or farms; (ii) address affordable housing needs; or (iii) involve donations of branch offices to minority or women's depository institutions. Assessment of an institution's performance under the investment test would be based upon the dollar amount of the institution's qualified investments, its use of innovative or complex techniques to support community development initiatives, and its responsiveness to credit and community development needs.

The service test would evaluate an institution's systems for delivering retail banking services, taking into account such factors as (i) the geographic distribution of the institution's branch offices and automated teller machines ("ATMs"), (ii) the institution's record of opening and closing branch offices and ATMs, and (iii) the availability of alternative product delivery systems such as home banking and loan production offices in low-to-moderate income areas. The federal regulators also consider an institution's community development services as part of the service test.
A separate community development test is applied to wholesale or limited purpose financial institutions.

An institution's CRA rating will continue to be taken into account by its regulator in considering various types of applications. In addition, an institution receiving a rating of "substantial noncompliance" is subject to civil money penalties or a cease and desist order under Section 8 of the Federal Deposit Insurance Act (the "FDIA"). CRA remains a critical component of the regulatory examination process. CRA examination results and related concerns have been cited as a reason to reject and or modify branching and merger applications by various federal and state banking agencies.

Payment of Dividends. The Registrant is a legal entity separate and distinct from the Bank and its other subsidiaries. The principal source of cash flow of the Registrant, including cash flow to pay dividends to its stockholders, is dividends from the Bank. The subsidiary bank is required by the OCC to obtain prior approval for the payment of dividends to the Registrant if the total of all dividends declared by such subsidiary bank in any year would exceed the total of such bank's net profits (as defined and interpreted by regulation) for that year and the retained net profits (as defined) for the preceding two years, less any required transfers to surplus. There are also other statutory and regulatory limitations on the payment of dividends by the Bank to the Registrant as well as the Registrant to its stockholders. Without receiving dividends from the Bank the Registrant would not be in a position to pay dividends to its stockholders.

If, in the opinion of a federal regulatory agency, an institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the institution, could include the payment of dividends), such agency may require, after notice and a hearing, that such institution cease and desist from such practice. The Federal Reserve, the OCC, and the FDIC, have indicated that paying dividends that deplete an institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), an insured institution may not pay any dividend if it is undercapitalized, or if such payment would cause it to become undercapitalized. See "Prompt Corrective Action." Moreover, the Federal Reserve, the OCC, and the FDIC have issued policy statements which provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

At December 31, 1995, under dividend restrictions imposed under federal and state laws, the Bank, without obtaining governmental approvals, could declare aggregate dividends to the Registrant of approximately $12 million, provided that the Bank would then be in compliance with one or more minimum capital requirements. Moreover, federal bank regulatory authorities also have the general authority to limit the dividends paid by insured banks if such payments may be deemed to constitute an unsafe and sound practice.

Transactions With Affiliates. There are various restrictions on the extent to which the Registrant and its non-bank subsidiaries can borrow or otherwise obtain credit from the subsidiary bank. The Bank (and its subsidiaries) is limited in engaging in borrowing and other "covered transactions" with non-bank or non-savings bank affiliates to the following amounts: (i) in the case of any such affiliate, the aggregate amount of covered transactions of the subsidiary bank and its subsidiaries may not exceed 10% of the capital stock and surplus of such subsidiary bank; and (ii) in the case of all affiliates, the aggregate amount of covered transactions of the subsidiary bank and its subsidiaries may not exceed 20% of the capital stock and surplus of such subsidiary bank. "Covered transactions" are defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve), the acceptance of securities issued by the affiliate as collateral for a loan and the issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate. Covered transactions are also subject to certain collateralization requirements. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease, or sale of property or furnishing of services.

Capital Adequacy. The Registrant and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve in the case of the Registrant, and the OCC in the case of the subsidiary bank. There are two basic measures of capital adequacy for bank holding companies that have been promulgated by the Federal Reserve: a risk-based measure and a leverage measure. All applicable capital standards must be satisfied for a bank holding company to be considered in compliance.

The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

The minimum guideline for the ratio of total capital ("Total
Capital") to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8.0%. At least half of the Total
Capital must be composed of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. At December 31, 1995, the Registrant's consolidated Tier 1 Capital and Total Capital ratios were 14.0% and 15.2%, respectively. The Bank's capital ratios are substantially similar to those of the Registrant.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets (the "leverage ratio"), of 3.0% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a leverage ratio of at least 3.0% plus an additional cushion of 100 to 200 basis points. The Registrant's leverage ratio at December 31, 1995 was 9.5%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a banking institutions "tangible Tier 1 Capital leverage ratio" (deducting all intangibles) and other indications of capital strength in evaluating proposals for expansion or new activities. Evergreen Bank is subject to risk-based and leverage capital requirements adopted by the OCC. Evergreen Bank was in compliance with applicable minimum capital requirements as of December 31, 1995.

Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business. See "Prompt Corrective Action."

The federal bank regulators continue to indicate their desire to raise capital requirements applicable to banking organizations beyond their current levels. In this regard, the Federal Reserve and the OCC have, pursuant to FDICIA, proposed an amendment to the risk-based capital standards which would calculate the change in an institution's net economic value attributable to increases and decreases in market interest rates and would require banks with excessive interest rate risk exposure to hold additional amounts of capital against such exposures.

Support of Subsidiary Bank. Under Federal Reserve policy, the Registrant is expected to act as a source of financial strength to, and to commit resources to support, the subsidiary bank. This support may be required at times when, absent such Federal Reserve policy, the Registrant may not be inclined to provide it. In addition, any capital loans by a bank holding company to the subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Under the FDIA, a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989 in connection with: (i) the default of a commonly controlled FDIC-insured depository institution; or (ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution "in danger of default." The FDIC's claim for damages is superior to claims of stockholders of the insured depository institution or its holding company, but is subordinate to claims of depositors, secured creditors, and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution. The Bank is subject to these cross-guarantee provisions. As a result, any loss suffered by the FDIC in respect of the Bank would likely result in assertion of the cross-guarantee provisions superior to the claims of the parent holding company.

Prompt Corrective Action. FDICIA establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, which became effective on December 19, 1992, the federal banking regulators are required to establish five capital categories ("well-capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized") and to take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions in the three undercapitalized categories, the severity of which will depend upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the FDICIA requires the banking regulator to appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

Under the rules implementing the prompt corrective action provisions, an institution that (i) has a Total Capital ratio of 10% or greater, a Tier I Capital ratio of 6.0% or greater, and a Leverage ratio of 5.0% or greater, and (ii) is not subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the appropriate federal banking agency, is deemed to be "well-capitalized." An institution with a Total Capital ratio of 8.0% or greater, a Tier I Capital ratio of 4.0% or greater, and a Leverage ratio of 4.0% or greater is considered to be "adequately capitalized." A depository institution that has a Total Capital ratio of less than 8.0%, a Tier I Capital ratio of less than 4.0%, or a Leverage ratio of less than 4.0% is considered to be "undercapitalized." A depository institution that has a Total Capital ratio of less than 6.0%, a Tier I Capital ratio of less than 3.0%, or a Leverage ratio of less than 3.0% is considered to be "significantly undercapitalized" and an institution that has a tangible equity capital to assets ratio equal to or less than 2.0% is deemed to be "critically undercapitalized." For purposes of the regulation, the term "tangible equity" includes core capital elements counted as Tier I capital for purposes of the risk-based capital standards plus the amount of outstanding cumulative perpetual preferred stock (including related surplus), minus all intangible assets with certain exceptions. A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized, is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. Under FDICIA, a bank holding company must guarantee that a subsidiary depository institution meet its capital restoration plan, subject to certain limitations. The obligation of a controlling bank holding company under FDICIA to fund a capital restoration plan is limited to the lesser of 5.0% of an undercapitalized subsidiary's assets or the amount required to meet regulatory capital requirements.

The severity of the actions required to be taken by the appropriate federal banking authorities increases as an institution's capital position deteriorates. Among other actions, the mandates could include, under certain circumstances, requiring recapitalization of or a capital restoration plan by a depository institution, such as requiring the sale of new shares, a merger with (or sale to) another institution (or holding company), restricting certain transactions with banking affiliates, otherwise restricting transactions with bank or non-bank affiliates, restricting interest rates that the institution pays on deposits, restricting asset growth or reducing total assets, altering, reducing, or terminating activities, holding a new election of directors, dismissing any director or senior executive officer who held office for more than 180 days immediately before the institution became undercapitalized, employing qualified senior executive officers, or ceasing to accept deposits from correspondent depository institutions.

Not later than 90 days after an institution becomes critically undercapitalized, the appropriate federal banking agency for the institution must appoint a receiver or, with the concurrence of the FDIC, a conservator, unless the agency, with the concurrence of the FDIC, determines that the purpose of the prompt corrective action provisions would be better served by another course of action. Thereafter, an institution's regulator must periodically reassess its determination to permit a particular critically undercapitalized institution to continue to operate and must appoint a conservator or receiver for the institution at the end of an approximately one-year period following the institution's initial classification as critically undercapitalized unless a number of stringent conditions are met, including a determination by the regulator and the FDIC that the institution has positive net worth and a certification by such agencies that the institution is viable and not expected to fail.

At December 31, 1995, Evergreen Bank had the requisite capital levels to qualify as well capitalized.

Brokered Deposits. The FDIC has adopted regulations governing the receipt of brokered deposits. Under the regulations, a depository institution cannot accept, rollover, or renew brokered deposits unless (i) it is well capitalized or (ii) it is adequately capitalized and receives a waiver from the FDIC. A depository institution that cannot receive brokered deposits also cannot offer "pass-through" insurance on certain employee benefit accounts. Whether or not it has obtained such a waiver, an adequately capitalized depository institution may not pay an interest rate on any deposits in excess of 75 basis points over certain prevailing market rates specified by regulation. There are no such restrictions on a depository institution that is well capitalized. Since Evergreen Bank had the requisite capital levels to qualify as well capitalized as of December 31, 1995, the Registrant believes the brokered deposits regulation will have no material effect on the funding or liquidity of Evergreen Bank.

FDIC Insurance. Under the FDIC's risk related insurance assessment system, all insured depository institutions are required to pay annual assessments to the FDIC. An institution's risk classification is based on assignment of the institution by the FDIC to one of three capital groups and to one of three supervisory subgroups. The three supervisory subgroups are group "A", financially solid institutions with only a few minor weaknesses, Group "B", institutions with weaknesses which, if uncorrected, could cause substantial deterioration of the institution and increased risk to the insurance fund and Group "C", institutions with a substantial probability of loss to the fund absent effective corrective action. The three capital categories are well capitalized; adequately capitalized; and undercapitalized. These three categories are substantially the as the prompt corrective action categories previously described, with the undercapitalized category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes.

On January 31, 1995, the FDIC proposed a reduction in the insurance premium rate for BIF-insured banks from a current range of 23 cents to 31 cents per 100 dollars of deposits, to a new range of 4 cents to 31 cents per 100 dollars of deposits once the BIF attained a reserve ratio (i.e., ratio of reserves to insured deposits) of 1.25%. The FDIC determined that level was reached as of May 31, 1995, and reduced the assessment range at that time to the levels in its proposal. The FDIC has further indicated a willingness to possibly reduce premium rates further in 1996. Because the evaluation of reserves by the FDIC is an ongoing function, no 1996 savings to the Bank can be currently forecast.

Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

Safety and Soundness Standards. Federal banking agencies promulgate safety and soundness standards relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees, and benefits. With respect to internal controls, information systems, and internal audit systems, the standards describe the functions that adequate internal controls and information systems must be able to perform, including: (i) monitoring adherence to prescribed policies; (ii) effective risk management; (iii) timely and accurate financial, operational, and regulatory reporting; (iv) safeguarding and managing assets; and (v) compliance with applicable laws and regulations. The standards also include requirements that: (i) those performing internal audits be qualified and independent; (ii) internal controls and information systems be tested and reviewed; (iii) corrective actions be adequately documented; and (iv) that results of an audit be made available for review of management actions.

As in the case of internal controls and information systems, the proposal establishes general principles and standards, rather than specific requirements, that must be followed in other areas. For example, loan documentation and credit underwriting practices must enable the institution to make informed lending decision and assess credit risk on an ongoing basis.
 Similarly, an institution must manage interest rate risk "in a manner that is appropriate to the size of [the institution] and the complexity of its assets and liabilities" and must conduct any asset growth in accordance with a plan that has taken a variety of factors such as deposit volatility, capital, and interest rate risk into account. The proposal also prohibits "excessive compensation," which is defined as amounts paid that are unreasonable or disproportionate to the services performed by an officer, employee, director, or principal stockholder in light of all circumstances. In order to help alert institutions and their regulators to deteriorating financial conditions, the proposed rule also would impose a maximum ratio of classified assets to total capital of 1.0 and, in the case of an institution that had incurred a net loss over the last four quarters, would require that institution to have sufficient capital to absorb a similar loss over the next four quarters and still remain in compliance with its minimum capital requirements.

Depositor Preference. The Omnibus Budget Reconciliation Act of 1993 provides that deposits and certain claims for administrative expenses and employee compensation against an insured depository institution would be afforded a priority over other general unsecured claims against such an institution in the "liquidation or other resolution" of such an institution by any receiver.

Legislative Proposals. Because of concerns relating to the competitiveness and the safety and soundness of the industry, Congress continues to consider a number of wide-ranging proposals for altering the structure, regulation, and competitive relationships of the nation's financial institutions. Among such bills are proposals to prohibit depository institutions and bank holding companies from conducting certain types of activities, to subject depository institutions to increased disclosure and reporting requirements, to alter the statutory separation of commercial and investment banking, and to further expand the powers of depository institutions, bank holding companies, and competitors of depository institutions. It cannot be predicted whether or in what form any of these proposals will be adopted or the extent to which the business of the Registrant may be affected thereby.

NON-BANKING ACTIVITIES

The Bank does not currently generate any significant revenues from non-banking activities, but it may subsequently engage in other permissible activities for registered bank holding companies when suitable opportunities develop. Any proposal for such further activities subject to approval by appropriate regulatory authorities. See "Supervision and Regulation".

EMPLOYEES

As of year-end 1995, Evergreen and its affiliates had a total of 392 employees on a full time equivalent basis. Evergreen considers its employee relations to be good.

FOREIGN OPERATIONS

Neither Evergreen nor Evergreen Bank engages in material operations in foreign countries or have any outstanding loans to foreign investors. The subsidiary bank maintains immaterial Canadian and other foreign bank accounts and currency levels for use in the ordinary course of business.

STATISTICAL INFORMATION AND ANALYSIS

The material under the heading "Financial Review" in the 1995 Annual Report is incorporated herein by reference as a presentation and discussion of statistical data relating to Evergreen. The information with respect to such tables should not be construed to imply any conclusions on the part of the management of Evergreen that the results, causes, or trends indicated therein will continue in the future. The nature and effects of governmental monetary policy, supervision and regulation, future legislation, inflation and other economic conditions and many other factors which affect interest rates,investments, loans, deposits and other aspects of Evergreen's operations are extremely complex and thus historical operations, earnings, assets, and liabilities are not necessarily indicative of future performance. See "Government Monetary Policy".

STATISTICAL DISCLOSURE REQUIRED BY BANK HOLDING COMPANIES

I. Distribution of Assets, Liabilities and Stockholders' Equity; Interest rates and Interest Differential

The information set forth on pages 16 through 18 of Registrant's 1995 Annual Report is incorporated herein by reference.

II. Investment Portfolio

The information set forth on page 25 of Registrant's 1995 Annual Report is incorporated herein by reference.

III. Loan Portfolio

The information set forth on pages 20 through 23 of Registrant's 1995 Annual Report is incorporated herein by reference.

Non-Performing Loans

The information set forth on pages 20 through 21 of Registrant's 1995 Annual Report is incorporated herein by reference.

IV. Summary of Loan Loss Experiences

The information set forth on page 23 of Registrant's 1995 Annual Report is incorporated herein by reference.

V. Deposits

The information set forth on page 19 of Registrant's 1995 Annual Report is incorporated herein by reference.

VI. Return on Equity and Assets

The information set forth on page 27 of Registrant's 1995 Annual Report is incorporated herein by reference.

ITEM 2. Properties

Registrant

Registrant has five physical properties which do not represent significant holdings. The office facilities of the Registrant are located at 237 Glen Street, Glens Falls, New York in a building owned by Evergreen Bank, N.A.

Evergreen Bank, N.A.

Evergreen Bank, N.A.'s main offices are also at 237 Glen Street, Glens Falls, New York. Evergreen Bank owns in fee the buildings where 20 of the Bank's offices are located. In addition, two offices are leased at the rate of $2,045 per month through October 31, 1997, and two properties are owned by the Registrant and leased to the Bank.

Item 3. Legal Proceedings

Evergreen is not presently involved in any material legal proceedings. The Bank is involved in a number of ordinary and routine legal proceedings which typically present, as one or more defenses by the borrower in a collection action, assertions of lender liability on the part of the Bank. In the aggregate, the Bank's legal proceedings involve claims which are not believed to be material to the financial condition of the Bank.

ITEM 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to security holders during the fourth quarter of 1995.


Identification of Executive Officers
(pursuant to General Instruction G of Form 10-K)
Executive Officers of the Registrant

The following table sets forth certain information with respect to the executive officers of Registrant:


                                      Officers with                             Executive
Name                       Age        Registrant or Bank Subsidiary           Officer Since


George W. Dougan           56         President and Chief                          1994
                                      Executive Officer of
                                      Evergreen

Paul A. Cardinal           39         Executive Vice President                     1995
                                      and General Counsel of
                                      Evergreen

Thomas C. Crowley          49         Executive Vice President                     1994
                                      Chief Credit Officer of Evergreen

Anthony J. Koenig          57         Executive Vice President                     1986
                                      and Chief Administrative
                                      Officer of Evergreen

George L. Fredette         36         Senior Vice President                        1995
                                      Principal Financial Officer
                                      of Evergreen

Michael P. Brassel         54         Regional President                           1981
                                      Plattsburgh Region

Jeffrey B. Rivenburg       48         Regional President                           1994
                                      Capital Region

John M. Fullerton          47         Executive Vice President                     1988
                                      of Trust and Investment of
                                      Evergreen Bank


None of the individuals named in the above table as an officer of Registrant was selected to his/her position pursuant to any arrangement or understanding with any other person, nor are there any family relationships between them. Each of the above officers, except as noted below, has held the same or another executive position with Registrant, Evergreen Bank for the past five years.

George W. Dougan was elected President and Chief Executive Officer of Evergreen and the Bank on March 10, 1994. Prior thereto he was Chairman of the Board for the Bank of Boston (Florida Division) from June 1992 and Senior Vice President and Director of Retail Banking, for the Bank of Boston, from June 1988 to June 1992.

Paul A. Cardinal was elected Executive Vice President of Evergreen and the Bank in May 1995. For more than five years prior thereto he was General Counsel of Trans World Entertainment Corporation.

Thomas C. Crowley was elected Executive Vice President and Chief Credit Officer of Evergreen and the Bank in May 1994. Prior thereto, he served as Senior Vice President for Trustco Bank New York from 1993 to 1994. Prior to 1993 he served as Executive Vice President and Chief Credit Officer for Fleet Bank of New York.

Anthony J. Koenig was elected Executive Vice President and Chief
Administrative Officer of Evergreen and the Bank in August 1993. He also served as Regional President of the Capital Region from January 1986 to January 1994.

George L. Fredette was elected Senior Vice President Finance of Evergreen and the Bank, in November 1995. Prior thereto he was Vice President Finance for the Bank. Prior to joining Evergreen he was Vice President and Chief Financial Officer of Schenectady Federal Savings and Loan Association from 1989.

Michael P. Brassel was elected Regional President of the Bank's Plattsburgh Region in January 1990. Prior thereto he served as Executive Vice President and Cashier for Evergreen and the Bank since December, 1987.

Jeffrey B. Rivenburg was elected as Regional President of the Bank's Capital Region October 1995. Prior thereto he was Executive Vice President Corporate Banking Services of Evergreen Bank since August 1993 and was Manager of Special Assets for Evergreen Bank from April 1993. Prior to joining Evergreen he was Corporate Banking Department Manager for First American Bank of New York from 1988.

John M. Fullerton was elected Executive Vice President of Trust and Investments at Evergreen Bank in October 1993. Prior thereto he was
Executive Vice President of Retail Banking Services at Evergreen Bank from June 1992 and Senior Vice President of Trust and Investment at Evergreen Bank prior thereto.

Mr. Dougan is a director of Trans World Entertainment Corporation, a publicly-traded specialty retailer traded on the NASDAQ National Market System. None of the other individuals named above holds a directorship with a company (except for Registrant) registered pursuant to Section 12 of the Securities Exchange Act, or subject to the requirements of Section 15(d) of that Act, or with a company which is registered as an Investment Company under the Investment Company Act of 1940.

PART II

ITEM 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

The information set forth on page 2 under caption "Common Stock Data" of the Registrant's 1995 Annual Report to stockholders is incorporated herein by reference.

ITEM 6. Selected Financial Data

The information set forth on page 27 under the caption "Summary of Selected Financial Data" of the Registrant's 1995 Annual Report is incorporated herein by reference.

ITEM 7. Management's Discussion and Analysis of Financial Conditions and Results of Operation

The information set forth on pages 15 through 26 of Registrant's 1995 Annual Report is incorporated herein by reference.

ITEM 8. Financial Statements and Supplementary Data

The information set forth on pages 28 through 48 of Registrant's 1995 Annual Report is incorporated herein by reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

The information included under "Proposal One -- Election of Directors" in the Registrant's Proxy Statement for its 1996 Annual Meeting of Stockholders, and under "Executive Officers of the Registrant" in Part I of this report, is hereby incorporated by reference.

ITEM 11. Executive Compensation

The information included under "Proposal One -- Election of Directors" in the Registrant's Proxy Statement for its 1996 Annual Meeting of Stockholders, is hereby incorporated by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and
Management

The information included under "Proposal One -- Election of Directors" in the Registrant's Proxy Statement for its 1996 Annual Meeting of Stockholders, is hereby incorporated by reference.

ITEM 13. Certain Relationships and Related Transactions

The information included under "Proposal One -- Election of Directors -- Certain Transactions" in the Registrant's Proxy Statement for its 1996 Annual Meeting of Stockholders, is hereby incorporated by reference.

PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form
8-K

The following consolidated financial statements of Registrant and its subsidiaries, and the accountants' report thereon, included on pages 28 through 48, inclusive, of Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1995, are incorporated herein by reference:

Financial Statements:

Consolidated Statements of Income -- Years ended December 31, 1995, 1994 and
1993

Consolidated Statements of Condition -- December 31, 1995 and 1994

Consolidated Statements of Changes in Stockholders' Equity -- Years ended December 31, 1995, 1994 and 1993

Consolidated Statements of Cash Flows -- Years ended December 31, 1995, 1994 and 1993
Notes to Consolidated Financial Statements

Financial Statement Schedules

(All financial statement schedules for Registrant and its subsidiaries have been omitted as the required information is included in the consolidated financial statements or the related notes thereto, is not required or is inapplicable.)

The following exhibits are incorporated herein by reference:

Exhibit 3(a) Certificate of Incorporation (incorporated by reference to Registrant's Registration Statement on Form S-14, Registration No. 2-71111).

Exhibit 10(a)* Employment Agreement dated as of February 7, 1994, between Registrant and George W. Dougan (incorporated by referance to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

Exhibit 10(b)* 1985 Incentive Stock Option Plan of the Registrant
(incorporated by referance to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

Exhibit 10(c)* 1989 Stock Incentive Plan of the Registrant (incorporated by referance to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

Exhibit 10(d)* Deferred Compensation Plan(incorporated by referance to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

Exhibit 10(e)* Evergreen Bancorp, Inc. Plan for the Payment and Deferral of Directors Fees (incorporated by referance to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

The following exhibits are submitted herewith:

Exhibit 3(b) -- Bylaws

Exhibit 10(f)* -- 1995 Incentive Stock Option Plan of the Registrant

Exhibit 10(g)* -- 1995 Directors Stock Option Plan of the Registrant

Exhibit 10(h)* -- Supplemental Executive Retirement Plan

Exhibit 10(i)* -- Supplemental Chief Executive Retirement Plan

Exhibit 10(j)* -- Form of Change in Control Agreement

Exhibit 10(k)* -- Severance Agreement, dated April 18, 1995, with Paul A.
Cardinal

Exhibit 11 -- Computation of Net Income Per Common Share

Exhibit 13 -- Registrant's Annual Report to Stockholders for the year ended December 31, 1995

Exhibit 21 -- Subsidiaries of Registrant

Exhibit 23 -- Consent of KPMG Peat Marwick to the use of its Report on the Consolidated Financial Statements of Registrant included in connection with previously filed registration statements of the Registrant.

Exhibit 27 -- Financial Data Schedule

* Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of this report.

The Registrant hereby agrees to furnish the Securities and Exchange Commission upon request, copies of instruments outstanding, including indentures, which define the rights of long-term debt security holders.

No reports on Form 8-K were filed for the three months ended December 31, 1995.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERGREEN BANCORP, INC.
(Registrant)

By: /s/ George W. Dougan
GEORGE W. DOUGAN
President and Chief Executive Officer
(Principal Executive Officer)
March 21, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



Signatures                              Titles                          Dates


/s/ George W. Dougan                    Chairman of the Board
George W. Dougan                        of Directors                    3/21/96

/s/ George L. Fredette                  Senior Vice President
George L. Fredette                      (Principal Financial and
                                        Accounting Officer)             3/21/96

/s/ John W. Bishop                      Director                        3/21/96
John W. Bishop

/s/ Dean V. Chandler                    Director                        3/21/96
Dean V. Chandler

/s/ Carl R. DeSantis                    Director                        3/21/96
Carl R. DeSantis

/s/ Robert F. Flacke                    Director                        3/21/96
Robert F. Flacke

/s/ Michael D. Ginsburg                 Director                        3/21/96
Michael D. Ginsburg

/s/ Samuel P. Hoopes                    Director                        3/21/96
Samuel P. Hoopes

/s/ Joan M. Mannix                      Director                        3/21/96
Joan M. Mannix

/s/ Anthony J. Mashuta                  Director                        3/21/96
Anthony J. Mashuta

Phillip H. Morse                        Director                        3/21/96

William E. Philion                       Director                        3/21/96

/s/ Alan R. Rhodes                      Director                        3/21/96
Alan R. Rhodes

/s/ Floyd H. Rourke                     Director                        3/21/96
Floyd H. Rourke

/s/ Paul W. Tomlinson                   Director                        3/21/96
Paul W. Tomlinson

/s/ Walter Urda                         Director                        3/21/96
Walter Urda

/s/ Henry J. W. Vanderminden III        Director                        3/21/96
Henry J. W. Vanderminden III


EVERGREEN BANCORP, INC.
1995 ANNUAL REPORT ON FORM 10-K
EXHIBIT INDEX



Exhibit Number    Description of Exhibit


3(b)         Bylaws
10(f)        1995 Incentive Stock Option Plan
10(g)        1995 Directors Stock Option Plan
10(h)        Supplemental Executive Retirement Plan
10(i)        Supplemental Chief Executive Retirement Plan
10(j)        Form of Change in Control Agreement
10(k)        Severance Agreement, dated April 18, 1995, with Paul A. Cardinal
11           Computation of Net Income Per Common Share
13           Registrant's Annual Report to Stockholders for the year ended
               December 31, 1995
21           Subsidiaries of Registrant
23           Consent of KPMG Peat Marwick.
27           Financial Data Schedule


Exhibit 3 (b)

AMENDED AND RESTATED BY-LAWS
OF
EVERGREEN BANCORP, INC.
(A Delaware Corporation)

ARTICLE 1

DEFINITIONS

As used in these By-laws, unless the context otherwise requires, the term:

1.1 "By-laws" means the by-laws of the Corporation, as amended from time to time.

1.2 "Certificate of Incorporation" means the certificate of incorporation of the Corporation, as amended, supplemented or restated from time to time.

1.3 "Corporation" means Evergreen Bancorp, Inc.

1.4 "General Corporation Law" means the General Corporation Law of the State of Delaware, as amended from time to time.

1.5 "Office of the Corporation" means the executive office of the Corporation, whether or not such executive office serves as the Corporation's "registered office" under Section 131 of the General Corporation Law (or any successor provision or provisions).

1.6 "Total number of directors" means the total number of directors determined in accordance with Section 141(b) of the General Corporation Law (or any successor provision or provisions) and Section 3.2 of the By-laws.

ARTICLE 2

STOCKHOLDERS

2.1 Place of Meeting. Every meeting of stockholders shall be held at the office of the Corporation or at such other place within or without the State of Delaware as shall be specified or fixed in the notice of such meeting or in the waiver or notice thereof.

2.2 Annual Meeting. A meeting of stockholders shall be held annually for the election of directors and the transaction of other business at such hour and on such business day in March, April or May as may be determined by the Board of Directors (the "Board") and designated in the notice of meeting.

2.3 Deferred Meeting for Election of Directors. If the annual meeting of stockholders for the election of directors and the transaction of other business is not held within the months specified in Section 2.2, the Board shall call a meeting of stockholders for the election of directors and the transaction of other business as soon thereafter as convenient.

2.4 Special Meetings. A special meeting of stockholders (other than a special meeting for the election of directors), unless otherwise prescribed by statute, may be called at any time by the Board or by the Chairman of the Board or by the President. At any special meeting of stockholders only such business may be transacted as is related to the purpose or purposes of such meeting set forth in the notice thereof given pursuant to Section 2.6 of the By-laws or in any waiver of notice thereof given pursuant to Section 2.7 of the By-laws.

2.5 Fixing Record Date. For the purpose of determining the stockholders entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof, or to express consent to corporate action in writing without a meeting, or for the purpose of determining stockholders entitled to receive payment of any dividend or other distribution or allotment of any rights, or entitled to exercise any rights in respect of any change, conversion or exchange of stock, or for the purpose of any other lawful action, the Board may fix, in advance, a date as the record date for any such determination of stockholders.

2.5.1 Such date shall not precede the date upon which the resolution fixing the record date is adopted by the Board and shall be:

(a) For the purpose of determining the stockholders entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof, not more than sixty nor less than ten days before the date of such meeting;

(b) For the purpose of determining the stockholders entitled to consent to corporate action in writing without a meeting, not more than ten days after the resolution date; and

(c) For any other purpose, not more than sixty days prior to such action.

2.5.2 If no such record date is fixed:

(a) The record date for determining stockholders entitled to notice of or to vote at a meeting of stockholders shall be at the close of business on the day next preceding the day on which notice is given, or, if notice is waived, at the close of business on the day next preceding the day on which the meeting is held;

(b) The record date for determining stockholders entitled to express consent to corporate action in writing without a meeting, when no prior action by the Board is necessary, shall be the day on which the first written consent is delivered to the Corporation; and

(c) The record date for determining stockholders for any purpose other than those specified in (a) and (b) of this Section 2.5.2 shall be at the close of business on the day on which the Board adopts the resolution relating thereto.

When a determination of stockholders entitled to notice of or to vote at any meeting of stockholders has been made as provided in this Section 2.5 such determination shall apply to any adjournment thereof, unless the Board fixes a new record date for the adjourned meeting.

2.6 Notice of Meetings of Stockholders. Except as otherwise provided in Sections 2.5 and 2.7 of the By-laws, whenever under the General Corporation Law or the Certificate of Incorporation or the By-laws, stockholders are required or permitted to take any action at a meeting, written notice shall be given stating the place, date and hour of the meeting and, in the case of a special meeting, the purpose or purposes for which the meeting is called. A copy of the notice of any meeting shall be given, personally or by mail, not less than ten nor more than sixty days before the date of the meeting, to each stockholder entitled to notice of or to vote at such meeting. If mailed, such notice shall be deemed to be given when deposited in the United States mail, with postage prepaid, directed to the stockholder at his address as it appears on the records of the Corporation. An affidavit of the Secretary or an Assistant Secretary or of the transfer agent of the Corporation that the notice required by this section has been given shall, in the absence of fraud, be prima facie evidence of the facts stated therein. When a meeting is adjourned to another time or place, notice need not be given of the adjourned meeting if the time and place thereof are announced at the meeting at which the adjournment is taken, and at the adjourned meeting any business may be transacted that might have been transacted at the meeting as originally called. If, however, the adjournment is for more than thirty days, or if after the adjournment a new record date is fixed for the adjourned meeting, a notice of the adjourned meeting shall be given to each stockholder of record entitled to vote at the meeting.

2.7 Waivers of Notice. Whenever notice is required to be given to any stockholder under any provision of the General Corporation Law or the Certificate of Incorporation or the By-laws, a written waiver thereof, signed by the stockholder entitled to notice, whether before or after the time stated therein, shall be deemed equivalent to notice. Attendance of a stockholder at a meeting shall constitute a waiver of notice of such meeting, except when the stockholder attends a meeting for the express purpose of objecting, at the beginning of the meeting, to the transaction of any business because the meeting is not lawfully called or convened. Neither the business to be transacted at, nor the purpose of, any regular or special meeting of the stockholders need be specified in any written waiver of notice.

2.8 List of Stockholders. The Secretary shall prepare and make, or cause to be prepared and made, at least ten days before every meeting of stockholders, a complete list of the stockholders entitled to vote at the meeting, arranged in alphabetical order, and showing the address of each stockholder and the number of shares registered in the name of each stockholder. Such list shall be open to the examination of any stockholder, for any purpose germane to the meeting, during ordinary business hours, for a period of at least ten days prior to the meeting, either at a place within the city where the meeting is to be held, which place shall be specified in the notice of the meeting, or, if not so specified, at the place where the meeting is to be held. The list shall also be produced and kept at the time and place of the meeting during the whole time thereof, and may be inspected by any stockholder who is present.

2.9 Quorum of Stockholders; Adjournment. The holders of a majority of the shares of stock entitled to vote at any meeting of stockholders, present in person or represented by proxy, shall constitute a quorum for the transaction of any business at such meeting. When a quorum is once present to organize a meeting of stockholders, it is not broken by the subsequent withdrawal of any stockholders. The holders of a majority of the shares of stock present in person or represented by proxy at any meeting of stockholders, including an adjourned meeting, whether or not a quorum is present, may adjourn such meeting to another time and place.

2.10 Voting; Proxies. Unless otherwise provided in the Certificate of Incorporation every stockholder of record shall be entitled at every meeting of stockholders to one vote for each share of capital stock standing in his name on the record of stockholders determined in accordance with Section 2.5 of the By-laws. If the Certificate of Incorporation provides for more or less than one vote for any share, on any matter, every reference in the By-laws or the General Corporation Law to a majority or other proportion of stock shall refer to such majority or other proportion of the votes of such stock. The provisions of Sections 212 and 217 of the General Corporation Law (or any successor provision or provisions) shall apply in determining whether any shares of capital stock may be voted and the persons, if any, entitled to vote such shares; but the Corporation shall be protected in treating the persons in whose names shares of capital stock stand on the record of stockholders as owners thereof for all purposes. At any meeting of stockholders (at which a quorum was present to organize the meeting), all matters, except as otherwise provided by law or by the Certificate of Incorporation or by the By-laws, shall be decided by a majority of the votes cast at such meeting by the holders of shares present in person or represented by proxy and entitled to vote thereon, whether or not a quorum is present when the vote is taken. All elections of directors shall be by written ballot unless otherwise provided in the Certificate of Incorporation. In voting on any other question on which a vote by ballot is required by law or is demanded by any stockholder entitled to vote, the voting shall be by ballot. Each ballot shall be signed by the stockholder voting or by his proxy, and shall state the number of shares voted. On all other questions, the voting may be viva voce. Every stockholder entitled to vote at a meeting of stockholders or to express consent or dissent to corporate action in writing without a meeting may authorize another person or persons to act for him by proxy. The validity and enforceability of any proxy shall be determined in accordance with Section 212 of the General Corporation Law (or any successor provision or provisions).

2.11 Selection and Duties of Inspectors at Meetings of Stockholders.
The Board of Directors by resolution shall, in advance of any meeting of stockholders, appoint one or more inspectors, which inspector or inspectors may include individuals who serve the Corporation in other capacities, including, without limitation, as officers, employees, agents or representatives of the Corporation, to act at the meeting and make a written report thereof. One or more persons may be designated by the Board of Directors as alternate inspectors to replace any inspector who fails to act. If no inspector or alternate is able to act at a meeting of stockholders, the chairman of the meeting shall appoint one or more inspectors to act at the meeting. Each inspector, before entering upon the discharge of his duties, shall take and sign an oath faithfully to execute the duties of inspector at such meeting with strict impartiality and according to the best of his ability. The inspector or inspectors shall determine the number of shares outstanding and the voting power of each, the shares represented at the meeting, the existence of a quorum, the validity and effect of proxies, and shall receive votes, ballots or consents, hear, determine, and retain for a reasonable period a record of the disposition of, any challenges made to any determination by the inspectors, count and tabulate all votes, ballots or consents, determine the result of the voting, certify their determination of the number of shares represented at the meeting and their count of all votes and ballots, and do such acts as are proper to conduct the election or vote with fairness to all stockholders.

2.12 Organization. (a) At every meeting of stockholders, the chairman of the Board, or in the absence of the chairman of the Board, the President, or in the absence of both the Chairman of the Board and the President, a Vice President, and in case more than one Vice President shall be present, that Vice President designated by the Board (or in the absence of any such designation, the most senior Vice President, based on age, present), shall act a chairman of the meeting. The Secretary, or in his absence one of the Assistant Secretaries, shall act as secretary of the meeting. In case none of the officers above designated to act as chairman or secretary of the meeting, respectively, shall be present, a chairman or a secretary of the meeting, as the case may be, shall be chosen by a majority of the votes cast at such meeting by the holders of shares of capital stock present in person or represented by proxy and entitled to vote at the meeting.

(b) At each meeting of stockholders, the chairman of the meeting shall fix and announce the date and time of the opening and the closing of the polls for each matter upon which the stockholders will vote at the meeting and shall determine the order of business and all other matters of procedure. Except to the extent inconsistent with any such rules and regulations as adopted by the Board of Directors, the chairman of the meeting may establish rules, which need not be in writing, to maintain order for the conduct of the meeting, including, without limitation, restricting attendance to bona fide stockholders of record and their proxies and other persons in attendance at the invitation of the chairman and making rules governing speeches and debates. The chairman of the meeting acts in his or her absolute discretion, and his or her rulings are not subject to appeal.

2.13 Written Consent of Stockholders Without a Meeting. Unless otherwise provided in the Certificate of Incorporation, any action required by the General Corporation Law to be taken at any annual or special meeting of stockholders of the Corporation, or any action which may be taken at any annual or special meeting of such stockholders, may be taken without a meeting, without prior notice and without a vote, if a consent in writing, setting forth the action so taken, shall be signed by the holders of outstandi ng stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted and shall be delivered to the Corporation. Prompt notice of the taking of the corporate action without a meeting by less than unanimous written consent shall be given to those stockholders who have not consented in writing.

ARTICLE 3

DIRECTORS

3.1 General Powers. Except as otherwise provided in the Certificate of Incorporation, the business and affairs of the Corporation shall be managed by or under the direction of the Board. The Board may adopt such rules and regulations, not inconsistent with the Certificate of Incorporation or the By-laws or applicable laws, as it may deem proper for the conduct of its meetings and the management of the Corporation. In addition to the powers expressly conferred by the By-laws, the Board may exercise all powers and perform all acts which are not required, by the By-laws or the Certificate of Incorporation or by law, to be exercised and performed by the stockholders.

3.2 Number; Qualification; Term of Office. The Board shall consist of not less than five nor more than twenty-five members. The total number and classes of directors shall be fixed initially by the incorporator.
Thereafter, the total number of directors may be changed from time to time by vote of the majority of the total number of directors then in office, provided that such total number of directors may not be increased by more than two between any two successive annual meetings of shareholders. Directors need not be stockholders. Each director shall hold office until his successor is elected and qualified or until his earlier death, resignation or removal. Notwithstanding the foregoing, any director reaching the age of 70 during any term of office shall continue to be qualified to serve as a director only until the next annual meeting of stockholders following his 70th birthday.

3.3 Election. Directors shall, except as otherwise required by law or by the Certificate of Incorporation, be elected by a plurality of the votes cast at a meeting of stockholders by the holders of shares entitled to vote in the election.

3.4 Newly Created Directorships and Vacancies. Unless otherwise provided in the Certificate of Incorporation, newly created directorships resulting from an increase in the number of directors and vacancies occurring in the Board for any other reason may be filled by vote of a majority of the directors then in office, although less than a quorum, or by a sole remaining director, or may be elected by a plurality of the votes cast by the holders of shares of capital stock entitled to vote in the election at a special meeting of stockholders called for that purpose. No increase in the total number of directors or filling of newly created or vacant directorships shall affect the class of any director in office prior to such increase or filling. A director elected to fill a vacancy shall be elected to hold office until his successor is elected and qualified, or until his earlier death, resignation or removal.

3.5 Resignations. Any director may resign at any time by written notice to the Corporation. Such resignation shall take effect at the time therein specified, and, unless otherwise specified, the acceptance of such resignation shall not be necessary to make it effective.

3.6 Removal of Directors. Subject to the provisions of Section 141(k) of the General Corporation Law (or any successor provision or provisions), any or all of the directors may be removed by the holders of a majority of the shares then entitled to vote at an election of directors.

3.7 Compensation. Each director, in consideration of his service as such, shall be entitled to receive from the Corporation such amount per annum or such fees for attendance at directors' meetings, or both, as the Board may from time to time determine, together with reimbursement for the reasonable expenses incurred by him in connection with the performance of his duties. Each director who shall serve as a member of any committee of directors in consideration of his serving as such shall be entitled to such additional amount per annum or such fees for attendance at committee meetings, or both, as the Board may from time to time determine, together with reimbursement for the reasonable expenses incurred by him in the performance of his duties. Nothing contained in this section shall preclude any director from serving the Corporation or its subsidiaries in any other capacity and receiving proper compensation therefor.

3.8 Place and Time of Meetings of the Board. Meetings of the Board, regular or special, may be held at any place within or without the State of Delaware. The times and places for holding meetings of the Board may be fixed from time to time by resolution of the Board or (unless contrary to resolution of the Board) in the notice of the meeting.

3.9 Annual Meetings. On the day when and at the place where the annual meeting of stockholders for the election of directors is held, and as soon as practicable thereafter, the Board may hold its annual meeting, without notice of such meeting, for the purposes of organization, the election of officers and the transaction of other business. The annual meeting of the Board may be held at any other time and place specified in a notice given as provided in
Section 3.11 of the By-laws for special meetings of the Board or in a waiver of notice thereof.

3.10 Regular Meetings. Regular meetings of the Board may be held at such times and places as may be fixed from time to time by the Board. Unless otherwise required by the Board, regular meetings of the Board may be held without notice. If any day fixed for a regular meeting of the Board shall be a Saturday or Sunday or a legal holiday at the place where such meeting is to be held, then such meeting shall be held at the same hour at the same place on the first business day thereafter which is not a Saturday, Sunday or legal holiday.

3.11 Special Meetings. Special meetings of the Board shall be held whenever called by the Chairman of the Board or by the President or by any two or more directors. Notice of each special meeting of the Board shall, if mailed, be addressed to each director at the address designated by him for that purpose or, if none is designated, at his last known address at least four days before the date on which the meeting is to be held; or sent by overnight courier to each director at his designated address at least two days before the meeting (with delivery scheduled to occur no later than the day before the meeting); or given orally by telephone or other means, or by telegraph or telecopy, or by any other means comparable to any of the foregoing, to each director at his designated address at least 24 hours before the meeting; provided, however, that if less than four days' notice is provided and one third of the members of the Board of Directors then in office object in writing prior to or at the commencement of the meeting, such meeting shall be postponed until four days after such notice was given pursuant to this sentence (or such shorter period to which a majority of those who objected in writing agree), provided that notice of such postponed meeting shall be given in accordance with this Section 3.11. Every such notice shall state the time and place of the meeting but need not state the purposes of the meeting, except to the extent required by law.

If mailed, each notice shall be deemed given when deposited, with postage thereon prepaid, in a post office or official depository under the exclusive care and custody of the United States post office department. Such mailing shall be by first class mail.

3.12 Adjourned Meetings. A majority of the directors present at any meeting of the Board, including an adjourned meeting, whether or not a quorum is present, may adjourn such meeting to another time and place. It shall not be necessary to give to the directors present at the adjourned meeting notice of the reconvened meeting or of the business to be transacted, other than by announcement at the meeting that was adjourned; provided, however, notice of such reconvened meeting, stating the date, time, and place of the reconvened meeting, shall be given to the directors not present at the adjourned meeting in accordance with the requirements of Section 3.11 hereof. Any business may be transacted at any adjourned meeting that might have been transacted at the meeting as originally called.

3.13 Waiver of Notice. Whenever notice is required to be given to any director or member of a committee of directors under any provision of the General Corporation Law or of the Certificate of Incorporation or By-laws, a written waiver thereof, signed by the person entitled to notice, whether before or after the time stated therein, shall be deemed equivalent to notice. Attendance of a person at a meeting shall constitute a waiver of notice of such meeting, except when the person attends a meeting for the express purpose of objecting, at the beginning of the meeting, to the transaction of any business because the meeting is not lawfully called or convened. Neither the business to be transacted at, nor the purpose of, any regular or special meeting of the directors, or members of a committee of directors, need be specified in any written waiver of notice.

3.14 Organization. At each meeting of the Board, the Chairman of the Board, or in the absence of the Chairman of the Board, the President, or in the absence of the President, a chairman chosen by a majority of the directors present, shall preside. The Secretary shall act as secretary at each meeting of the Board. In case the Secretary shall be absent from any meeting of the Board, an Assistant Secretary shall perform the duties of secretary at such meeting; and in the absence from any such meeting of the Secretary and all Assistant Secretaries, the person presiding at the meeting may appoint any person to act as secretary of the meeting.

3.15 Quorum of Directors. A majority of the total number of directors shall constitute a quorum for the transaction of business or of any specified item of business at any meeting of the Board.

3.16 Action by the Board. All corporate action taken by the Board or any committee thereof shall be taken at a meeting of the Board, or of such committee, as the case may be, except that any action required or permitted to be taken at any meeting of the Board, or of any committee thereof, may be taken without a meeting if all members of the Board or committee, as the case may be, consent thereto in writing, and the writing or writings are filed with the minutes of proceedings of the Board or committee. Members of the Board, or any committee designated by the Board, may participate in a meeting of the Board, or of such committee, as the case may be, by means of conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other, and participation in a meeting pursuant to this Section 3.16 shall constitute presence in person at such meeting. Except as otherwise provided by the Certificate of Incorporation or by law, the vote of a majority of the directors present (including those who participate by means of conference telephone or similar communications equipment) at the time of the vote, if a quorum is present at such time, shall be the act of the Board.

3.17 Attendance. Any member of the Board of Directors who fails to attend at least six (6) regular Board meetings during any calendar year shall not be nominated to the Board of Directors at the expiration of his or her term. Exceptions to this policy may be made for unavoidable absences, with the consent of a majority of the Board of Directors.

ARTICLE 4

COMMITTEES OF THE BOARD

The Board may, by resolution passed by a majority of the directors then in office, designate one or more committees, each committee to consist of one or more of the directors of the Corporation. The Board may designate one or more directors as alternate members of any committee, who may replace any absent or disqualified member at any meeting of the committee. In the absence or disqualification of a member of a committee, the member or members thereof present at any meeting and not disqualified from voting, whether or not he or they constitute a quorum, may unanimously appoint another member of the Board to act at the meeting in the place of any such absent or disqualified member. Any such committee, to the extent provided in the resolution of the Board, shall have and may exercise all the powers and authority of the Board in the management of the business and affairs of the Corporation, and may authorize the seal of the Corporation to be affixed to all papers which may require it; but no such committee shall have the power or authority in reference to amending the Certificate of Incorporation, adopting an agreement of merger or consolidation, recommending to the stockholders the sale, lease or exchange of all or substantially all of the Corporation's property and assets, recommending to the stockholders a dissolution of the Corporation or a revocation of a dissolution, or amending the By-laws of the Corporation; and, unless the resolution designating it expressly so provides, no such committee shall have the power or authority to declare a dividend or to authorize the issuance of stock.

ARTICLE 5

OFFICERS

5.1 Officers. The Board shall elect a Chairman of the Board, a President, a Secretary and a Treasurer, may elect or appoint one or more Vice Presidents and such other officers as it may determine, and may authorize the Chairman of the Board or the President to appoint such officers as the Board may designate. The Board may designate one or more Vice Presidents as Executive Vice Presidents, and may use descriptive words or phrases to designate the standing, seniority or area of special competence of the Vice Presidents elected or appointed by it. Each officer shall hold his office until his successor is elected and qualified or until his earlier death, resignation or removal in the manner provided in Section 5.2 of the By-laws. Any two or more offices may be held by the same person. The Board may require any officer to give a bond or other security for the faithful performance of his duties, in such amount and with such sureties as the Board may determine. All officers as between themselves and the Corporation shall have such authority and perform such duties in the management of the Corporation as may be provided in the By-laws or as the Board may from time to time determine.

5.2 Removal of Officers. Any officer elected or appointed by the Board may be removed by the Board with or without cause. The removal of an officer without cause shall be without prejudice to his contract rights, if any. The election or appointment of an officer shall not of itself create contract rights.

5.3 Resignations. Any officer may resign at any time by so notifying the Board or the President or the Secretary in writing. Such resignation shall take effect at the date of receipt of such notice or at such later time as is therein specified, and, unless otherwise specified, the acceptance of such resignation shall not be necessary to make it effective. The resignation of an officer shall be without prejudice to the contract rights of the Corporation, if any.

5.4 Vacancies. A vacancy in any office because of death, resignation, removal, disqualification or any other cause shall be filled for the unexpired portion of the term in the manned prescribed in the By-laws for the regular election or appointment to such office.

5.5 Compensation. Salaries or other compensation of the officers may be fixed from time to time by the Board. No officer shall be prevented from receiving a salary or other compensation by reason of the fact that he is also a director.

5.6 Chairman of the Board. The Chairman of the Board shall, if present, preside at all meetings of the stockholders and at all meetings of the Board of Directors. He shall be an ex officio member of all committees of the Board of Directors. He may, with the Secretary or the Treasurer or an Assistant Secretary or an Assistant Treasurer, sign certificates for shares of capital stock of the Corporation. He may sign and execute in the name of the Corporation, deeds, mortgages, bonds, contracts and other instruments, except in cases where the signing and execution thereof shall be expressly delegated in the By-laws to some other officer or agent of the Corporation or shall be required by law otherwise to be signed or executed; and in general, he shall perform all the duties incident to the office of Chairman of the Board and such other duties as from time to time may be assigned to him by the Board.

5.7 President. The President shall be the chief executive officer of the Corporation and shall have general supervision over the business of the Corporation, subject, however, to the control of the Board and of any duly authorized committee of directors. The President shall, in the absence of the Chairman of the Board and if present, preside at all meetings of the stockholders and at all meetings of the Board. He may, with the Secretary or the Treasurer or an Assistant Secretary or an Assistant Treasurer, sign certificates for shares of capital stock of the Corporation. He may sign and execute in the name of the Corporation deeds, mortgages, bonds, contracts and other instruments, except in cases where the signing and execution thereof shall be expressly delegated by the Board or in the By-laws to some other officer or agent of the Corporation, or shall be required by law otherwise to be signed or executed; and, in general, he shall perform all duties incident to the office of President and such ether duties as from time to time may be assigned to him by the Board. If at any time the Corporation does not have an individual serving as President, the function of chief executive officer shall be performed by such person as the Board designates.

5.8 Vice Presidents. The Board of Directors may designate a Vice President to perform all of the duties of the Chairman of the Board and the President in the absence of the Chairman of the Board and the President, and such Vice President so acting shall have all the powers of and be subject to all restrictions upon the Chairman of the Board and the President. Any Vice President may also, with the Secretary or the Treasurer or an Assistant Secretary or an Assistant Treasurer, sign certificates for shares of capital stock of the Corporation; may sign and execute in the name of the Corporation deeds, mortgages, bonds, contracts or other instruments authorized by the Board, except in cases where the signing and execution thereof shall be expressly delegated by the Board or in the By-laws to some other officer or agent of the Corporation, or shall be required by law otherwise to be signed or executed; and shall perform such other duties as from time to time may be assigned to him by the Board or by the President.

5.9 Secretary. The Secretary, if present, shall act as secretary of all meetings of the stockholders and of the Board, and shall keep the minutes thereof in the proper book or books to be provided for that purpose; he shall see that all notices required to be given by the Corporation are duly given and served; he may, with the Chairman of the Board or the President or a Vice President, sign certificates for shares of capital stock of the Corporation; he shall be custodian of the seal of the Corporation and may seal with the seal of the Corporation, or a facsimile thereof, all certificates for shares of capital stock of the Corporation and all documents the execution of which on behalf of the Corporation under its corporate seal is authorized in accordance with the provisions of the By-laws; he shall have charge of the stock ledger and also of the other books, records and papers of the Corporation relating to its organization and management as a Corporation, and shall see that the reports, statements and other documents required by law are properly kept and filed; and shall, in general, perform all the duties incident to the office of Secretary and such other duties as from time to time may be assigned to him by the Board or by the President.

5.10 Treasurer. The Treasurer shall have charge and custody of, and be responsible for, all funds, securities and notes, of the Corporation; receive and give receipts for moneys due and payable to the Corporation from any sources whatsoever; deposit all such moneys in the name of the Corporation in such banks, trust companies or other depositories as shall be selected in accordance with these By-laws; against proper vouchers, cause such funds to be disbursed by checks or drafts on the authorized depositories of the Corporation signed in such manner as shall be determined in accordance with any provisions of the By-laws, and be responsible for the accuracy of the amounts of all moneys so disbursed; regularly enter or cause to be entered in books to be kept by him or under his direction full and adequate account of all moneys received or paid by him for the account of the Corporation; have the right to require, from time to time, reports or statements giving such information as he may desire with respect to any and all financial transactions of the Corporation from the officers or agents transacting the same; render to the Chairman of the Board or the President or the Board, whenever the Chairman of the Board or the President or the Board, respectively, shall require him so to do, an account of the financial condition of the Corporation and of all his transactions as Treasurer; exhibit at all reasonable times his books of account and other records to any of the directors upon application at the office of the Corporation where such books and records are kept; and, in general, perform all the duties incident to the office of Treasurer and such other duties as from time to time may be assigned to him by the Board or by the Chairman of the Board or by the President; and he may sign with the Chairman of the Board or the President or a Vice President certificates for shares of capital stock of the Corporation.

5.11 Assistant Secretaries and Assistant Treasurers. Assistant
Secretaries and Assistant Treasurers shall perform such duties as shall be assigned to them by the Secretary or by the Treasurer, respectively, or by the Board or by the Chairman of the Board or by the President. Assistant Secretaries and Assistant Treasurers may, with the Chairman of the Board or the President or a Vice President, sign certificates for shares of capital stock of the Corporation.

ARTICLE 6

EXECUTION OF INSTRUMENTS

6.1 Execution of Contracts. The Board may authorize any officer, employee or agent, in the name and on behalf of the Corporation, to enter into any contract or execute and satisfy any instrument, and any such authority may be general or confined to specific instances, or otherwise limited.

6.2 Loans. The Chairman of the Board or the President or any other officer, employee or agent authorized by the By-laws or by the Board may effect loans and advances at any time for the Corporation from any bank, trust company or other institutions or from any firm, corporation or individual and for such loans and advances may make, execute and deliver promissory notes, bonds or other certificates or evidences of indebtedness of the Corporation, and, when authorized by the Board so to do, may pledge and hypothecate or transfer any securities or other property of the Corporation as security for any such loans or advances. Such authority conferred by the Board may be general or confined to specific instances or otherwise limited.

6.3 Checks, Drafts, Etc. All checks, drafts and other orders for the payment of money out of the funds of the Corporation and all notes or other evidences of indebtedness of the Corporation shall be signed on behalf of the Corporation in such manner as shall from time to time be determined by resolution of the Board.

6.4 Deposits. The funds of the Corporation not otherwise employed shall be deposited from time to time to the order of the Corporation in such banks, trust companies or other depositories as the Board may select or as may be selected by an officer, employee or agent of the Corporation to whom such power may from time to time be delegated by the Board.

6.5 Mechanical Endorsements. The Chairman of the Board, President, Vice President or the Secretary may authorize any endorsement on behalf of the Corporation to be made by such mechanical means or stamps as any of such officers may deem appropriate.

ARTICLE 7

STOCK AND DIVIDENDS

7.1 Certificates Representing Shares. Consistent with the provisions of 158 of the General Corporation Law (or any successor provision or provisions), every holder of capital stock of the Corporation shall be entitled to have a certificate in such form as shall be approved by the Board and signed by, or in the name of the Corporation by, the Chairman of the Board or the President or a Vice President and by the Secretary or an assistant Secretary or the Treasurer or an assistant Treasurer, and may be sealed with the seal of the Corporation or a facsimile thereof. Any or all of the signatures on the certificate may be a facsimile. In case any officer, transfer agent or registrar who has signed or whose facsimile signature has been placed upon any certificate shall have ceased to be such officer, transfer agent or registrar before such certificate is issued, such certificate may, unless otherwise ordered by the Board, be issued by the Corporation with the same effect as if such person were such officer, transfer agent or registrar at the date of issue.

7.2 Transfer of Shares. Transfers of shares of capital stock of the Corporation shall be made only on the books of the Corporation by the holder thereof or by his duly authorized attorney appointed by a power of attorney duly executed and filed with the Secretary or a transfer agent of the Corporation, and on surrender of the certificate or certificates representing such shares of capital stock properly endorsed for transfer and upon payment of all necessary transfer taxes. Every certificate exchanged returned or surrendered to the Corporation shall be marked "Canceled," with the date of cancellation, by the Secretary or an Assistant Secretary or the transfer agent of the Corporation. A person in whose name shares of capital stock shall stand on the books of the Corporation shall be deemed the owner thereof to receive dividends, to vote as such owner and for all other purposes as respects the Corporation. No transfer of shares of capital stock shall be valid as against the Corporation, its stockholders and creditors for any purpose, except to render the transferee liable for the debts of the Corporation to the extent provided by law, until such transfer shall have been entered on the books of the Corporation by an entry showing from and to whom transferred.

7.3 Transfer and Registry Agents. The Corporation may from time to time maintain one or more transfer offices or agents and registry offices or agents at such place or places as may be determined from time to time by the Board.

7.4 Lost, Destroyed, Stolen and Mutilated Certificates. The holder of any shares of capital stock of the Corporation shall immediately notify the Corporation of any loss, destruction, theft or mutilation of the certificate representing such shares, and the Corporation may issue a new certificate to replace the certificate alleged to have been lost, destroyed, stolen or mutilated. The Board may, in its discretion, as a condition to the issue of any such new certificate, require the owner of the lost, destroyed, stolen or mutilated certificate, or his legal representatives, to make proof satisfactory to the Board of such loss, destruction, theft or mutilation and to advertise such fact in such manner as the Board may require, and to give the Corporation and its transfer agents and registrars, or such of them as the Board may require, a bond in such form, in such sums and with such surety or sureties as the Board may direct, to indemnify the Corporation and its transfer agents and registrars against any claim that may be made against any of them on account of the continued existence of any such certificate so alleged to have been lost, destroyed, stolen or mutilated and against any expense in connection with such claim.

7.5 Regulations. The Board may make such rules and regulations as it may deem expedient, not inconsistent with the By-laws or with the Certificate of Incorporation, concerning the issue, transfer and registration of certificates representing shares of its capital stock.

7.6 Restriction on Transfer of Stock. A written restriction on the transfer or registration of transfer of capital stock of the Corporation, if permitted by Section 202 of the General Corporation Law (or any successor provision or provisions) and noted conspicuously on the certificate representing such capital stock, may be enforced against the holder of the restricted capital stock or any successor or transferee of the holder including an executor, administrator, trustee, guardian or other fiduciary entrusted with like responsibility for the person or estate of the holder. Unless noted conspicuously on the certificate representing such capital stock, a restriction, even though permitted by Section 202 of the General Corporation Law (or any successor provision or provisions), shall be ineffective except against a person with actual knowledge of the restriction. A restriction on the transfer or registration of transfer of capital stock of the Corporation may be imposed either by the Certificate of Incorporation or by an agreement among any number of stockholders and the Corporation. No restriction so imposed shall be binding with respect to capital stock issued prior to the adoption of the restriction unless the holders of such capital stock are parties to an agreement or voted in favor of the restriction.

7.7 Dividends, Surplus, Etc. Subject to the provisions of the Certificate of Incorporation and of law, the Board:

7.7.1 May declare and pay dividends or make other distributions on the outstanding shares of capital stock in such amounts and at such time or times as, in its discretion, the condition of the affairs of the Corporation shall render advisable;

7.7.2 May use and apply, in its discretion, any of the surplus of the Corporation in purchasing or acquiring any shares of capital stock of the Corporation, or Purchase warrants therefor, in accordance with law, or any of its bonds, debentures, notes, scrip or other securities or evidences or indebtedness;

7.7.3 May set aside from time to time out of such surplus or net profits such sum or sums as, in is discretion, it may think proper, as a reserve fund to meet contingencies, or for equalizing dividends or for the purpose of maintaining or increasing the property or business of the Corporation, or for any purpose it may think conducive to the best interests of the Corporation.

ARTICLE 8

INDEMNIFICATION

8.1 Right to Indemnification. Each person who was or is made a party or is threatened to be made a party to or is otherwise involved in any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (hereinafter a "proceeding"), by reason of the fact:

(a) That he is or was a director or an officer of the Corporation; or

(b) That he, being at the time a director or officer of the Corporation, is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation or of a partnership, joint venture, trust or other enterprise (collectively, "another enterprise" or "other enterprise"), whether either in case (a) or in case (b) the basis of such proceeding is alleged action or inaction (x) in an official capacity as a director or officer of the Corporation, or as a director, officer, employee or agent of such other enterprise, or (y) in any other capacity related to the Corporation or such other enterprise while so serving as a director, officer, employee or agent, shall be indemnified and held harmless by the Corporation to the fullest extent not prohibited by Section 145 of the Delaware General Corporation Law (or any successor provision or provisions) as the same exists or may hereafter be amended (but, in the case of any such amendment, with respect to alleged action or inaction occurring prior to such amendment, only to the extent that such amendment permits the Corporation to provide broader indemnification rights than permitted prior thereto), against all expenses (including attorneys' fees), judgments, fines, and amounts paid in settlement actually and reasonably incurred by him in connection therewith The persons indemnified by this Article 8 are hereinafter referred to as "Indemnitees." Such indemnification as to such alleged action or inaction shall continue as to an Indemnitee who has after such alleged action or inaction ceased to be a director or officer of the Corporation, or director, officer, employee or agent of such other enterprise; and shall inure to the benefit of the Indemnitee's heirs, executors and administrators. Notwithstanding the foregoing, except as may be provided in the By-laws or by the Board of Directors, the Corporation shall not indemnify any such Indemnitee in connection with a proceeding (or portion thereof) initiated by such Indemnitee (but this prohibition shall not apply to a counterclaim, cross-claim or third-party claim brought by the Indemnitee in any proceeding) unless such proceeding (or portion thereof) was authorized by the Board of Directors. The right to indemnification conferred in this Article 8: (i) shall be a contract right; (ii) shall not be affected adversely to any Indemnitee by any amendment of these By-laws with respect to any alleged action or inaction occurring prior to such amendment; and (iii) shall, subject to any requirements imposed by law and the By-laws, include the right to be paid by the Corporation the expenses incurred in defending any such proceeding in advance of its final disposition.

Section 8.2 Relationship to Other Rights and Provisions Concerning Indemnification. The rights to indemnification and to the advancement of expenses conferred in this Article 8 shall not be exclusive of any other right which any person may have or hereafter acquire under any statute, the Certificate of Incorporation, these By-laws, any agreement, vote of stockholders or disinterested directors or otherwise. The By-laws may contain such other provisions concerning indemnification, including provisions specify ing reasonable procedures relating to and conditions to the receipt by Indemnitees of indemnification, provided that such provisions are not inconsistent with the provisions of this Article 8.

Section 8.3 Agents and Employees. The Corporation may, to the extent authorized from time to time by the Board of Directors, grant rights to indemnification, and to the advancement of expenses, to any employee or agent of the Corporation (or any person serving at the Corporation's request as a director, officer, employee or agent of another enterprise) or to any person who is or was a director, officer, employee or agent of any of the Corporation's affiliates, predecessor or subsidiary corporations or of a constituent corporation absorbed by the Corporation in a consolidation or merger or who is or was serving at the request of such affiliate, predecessor or subsidiary corporation or of such constituent corporation as a director, officer, employee or agent of another enterprise, in each case as determined by the Board of Directors to the fullest extent of the provisions of this
Article 8 in cases of the indemnification and advancement of expenses of directors and officers of the Corporation, or to any lesser extent (or greater extent, if permitted by law) determined by the Board of Directors.

Section 8.4 Undertakings for Advances of Expenses. If and to the extent the General Corporation Law requires, an advancement by the Corporation of expenses incurred by an Indemnitee pursuant to clause (iii) of the last sentence of Section 8.1 of this Article 8 (hereinafter an "advancement of expenses") shall be made only upon delivery to the Corporation of an undertaking (hereinafter an "undertaking"), by or on behalf of such Indemnitee, to repay all amounts so advanced if it shall ultimately be determined by final judicial decision from which there is no further right to appeal (hereinafter a "final adjudication") that such Indemnitee is not entitled to be indemnified for such expenses under this Article 8 or otherwise.

Section 8.5 Claims for Indemnification. If a claim for indemnification under
Section 8.1 of this Article 8 is not paid in full by the Corporation within 60 days after it has been received in writing by the Corporation, except in the case of a claim for an advancement of expenses, in which case the applicable period shall be 20 days, the Indemnitee may at any time thereafter bring suit against the Corporation to recover the unpaid amount of the claim. If successful in whole or in part in any such suit, or in a suit brought by the Corporation to recover an advancement of expenses pursuant to the terms of an undertaking, the Indemnitee shall be entitled to be paid also the expense of prosecuting or defending such suit. In any suit brought by the Indemnitee to enforce a right to indemnification hereunder (but not in a suit brought by the Indemnitee to enforce a right to an advancement of expenses) it shall be a defense that, and in any suit by the Corporation to recover an advancement of expenses pursuant to the terms of an undertaking the Corporation shall be entitled to recover such expenses only upon a final adjudication that, the Indemnitee has not met the applicable standard of conduct set forth in Section 145 of the Delaware General Corporation Law (or any successor provision or provisions). Neither the failure of the Corporation (including the Board of Directors, independent legal counsel, or its stockholders) to have made a determination prior to the commencement of such suit that indemnification of the Indemnitee is proper in the circumstances because the Indemnitee has met the applicable standard of conduct set forth in Section 145 of the Delaware General Corporation Law (or any successor provision or provisions), nor an actual determination by the Corporation (including the Board of Directors, independent legal counsel, or its stockholders) that the Indemnitee has not met such applicable standard of conduct, shall create a presumption that the Indemnitee has not met the applicable standard of conduct or, in the case of such a suit brought by the Indemnitee, be a defense to such suit. In any suit brought by the Indemnitee to enforce a right to indemnification or to an advancement of expenses hereunder, or by the Corporation to recover an advancement of expenses pursuant to the terms of an undertaking, the burden of proving that the Indemnitee is not entitled to be indemnified, or to have or retain such advancement of expenses, under this Article 8 or otherwise, shall be on the Corporation.

Section 8.6 Insurance. The Corporation shall have power to purchase and maintain insurance, at its expense, to protect itself and any person who is or was a director, officer, employee or agent of the Corporation or another enterprise against any expense, liability, or loss asserted against him and incurred by him in any such capacity, or arising out of his status as such, whether or not the Corporation would have the power to indemnify him against such liability under the provisions of Sections 8.1 and 8.3 of these By-laws or under Section 145 of the General Corporation Law (or any successor provision or provisions) or any other provision of law.

ARTICLE 9

BOOKS AND RECORDS

9.1 Books and Records. The Corporation shall keep correct and complete books and records of account and shall keep minutes of the proceedings of the stockholders, the Board and any committee of the Board.
The Corporation shall keep at the office designated in the Certificate of Incorporation or at the office of the transfer agent or registrar of the Corporation, a record containing the names and addresses of all stockholders, the number and class of shares held by each and the dates when they respective ly became the owners of record thereof.

9.2 Form of Records. Any records maintained by the Corporation in the regular course of its business, including its stock ledger, books of account, and minute books, may be kept on, or be in the form of, punch cards, magnetic tape, photographs, microphotographs, or any other information storage device, provided that the records so kept can be converted into clearly legible written form within a reasonable time. The Corporation shall so convert any records so kept upon the request of any person entitled to inspect the same.

9.3 Inspection of Books and Records. Except as otherwise provided by law, the Board shall determine from time to time whether, and, if allowed, when and under what conditions and regulations, the accounts, books, minutes and other records of the Corporation, or any of them, shall be open to the inspection of the stockholders.

ARTICLE 10

SEAL

The Board may adopt a corporate seal which shall be in the form of a circle and shall bear the full name of the Corporation and the year of its incorporation.

ARTICLE 11

FISCAL YEAR

The fiscal year of the Corporation shall be determined, and may be changed, by resolution of the Board.

ARTICLE 12

VOTING OF SHARES HELD

Unless otherwise provided by resolution of the Board, the President may, from time to time, appoint one or more attorneys or agents of the Corporation, in the name and on behalf of the Corporation, to cast the votes which the Corporation may be entitled to cast as a stockholder or otherwise in any other corporation, any of whose shares or securities may be held by the Corporation, at meetings of the holders of stock or other securities of such other corporation, or to consent in writing to any action by any such other corporation, and may instruct the person or persons so appointed as to the manner of casting such votes or giving such consent, and may execute or cause to be executed on behalf of the Corporation and under its corporate seal, or otherwise, such written proxies, consents, waivers or other instruments as he may deem necessary or proper in the premises; or the President may himself attend any meeting of the holders of the stock or other securities of any such other corporation and thereat vote or exercise any or all other powers of the Corporation as the holder of such stock or other securities of such other corporation.

ARTICLE 13

AMENDMENTS

The By-laws may be altered, amended, supplemented or repealed, or new By-laws may be adopted, by vote of the holders of the shares entitled to vote in the election of directors. The By-laws may be altered, amended, supplemented or repealed, or new By-laws may be adopted, by the Board. Any By-laws adopted, altered, amended, or supplemented by the Board may be altered, amended, or supplemented or repealed by the stockholders entitled to vote thereon.

Effective 1/1/96

Exhibit 10(f)

EVERGREEN BANCORP, INC.
1995 STOCK INCENTIVE PLAN

Effective Date: April 20, 1995

EVERGREEN BANCORP, INC.
1995 STOCK INCENTIVE PLAN

I. PURPOSE

The purpose of the Evergreen Bancorp, Inc. (henceforth the "Bank") 1995 Stock Incentive Plan (henceforth the "Plan") is to advance the interests of the Bank and its shareholders by aiding the Bank in attracting, retaining and motivating key employees of the Bank and its Affiliates.

II. DEFINITIONS

A. "Affiliate" means:

1. A member of a controlled group of corporations of which the Bank is a member or;

2. An unincorporated trade or business which is under common control with the Bank as determined in accordance with
Section 414(c) of the Internal Revenue Code of 1986, as amended (henceforth the "Code") and regulations issued thereunder.

For purposes hereof, a "controlled group of corporations" shall mean a controlled group of corporations as defined in Section 1563(a) of the Code determined without regard to Section 1563(a)(4) and (e)(3)(C) of the Code.

B. "Award" means the grant of any Stock Option, Limited Alternate Right or Conditional Share granted under the Plan.

C. "Board" means the Board of Directors of the Bank.

D. "Change in Control" means, for purposes of the Plan, an event of the nature that:

1. Would be required to be reported in response to Item 1(a) of the current report on Form 8-k, as in effect on the date hereof, pursuant to
Section 13 or 15(d) of the Securities Exchange Act of 1934 (henceforth the "Exchange Act"); or,

2. Results in a Change in Control of the Bank within the meaning of the Change in Bank Control Act, as amended and the Rules and Regulations promulgated by the Federal Deposit Insurance Company (henceforth the "FDIC") at 12 C.F.R. Section 303.4(a) as in effect on the date hereof; or,

3. Without limitation such a Change in Control shall be deemed to have occurred at such time as:

a. Any "person" (as the term is used in Section 13(d) and 14(d) of the Exchange Act), or group of persons acting in concert, is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act) directly or indirectly, of any class of equity securities of the Bank representing 25% or more of a class of equity securities except for any securities purchased by the Bank's employee stock ownership plan and trust; or,

b. Individuals who constitute the Board on the date hereof (the "Incumbent Board") cease for any reason to constitute at least a majority thereof, provided that any person becoming a director subsequent to the date hereof whose election was approved by a vote of at least three-quarters of the directors comprising the Incumbent Board, or whose nomination for election by the Bank's shareholders was approved by the Committee serving under an Incumbent Board, shall be considered as though he were a member of the Incumbent Board for purposes of this clause (b); or,

c. A plan of reorganization, merger, consolidation, sale of all or substantially all the assets of the Bank or similar transaction occurs in which the Bank is not the resulting entity; or,

d. A Plan of reorganization, merger, consolidation, sale of all or substantially all of the assets of the Bank is adopted by the stockholders of the Bank, seeking stockholder approval of a plan or similar transaction with one or more corporations as a result of which the outstanding shares of the class of securities then subject to such plan or transaction would be exchanged for or converted into cash or property, securities not issued by the Bank or any combination thereof; or,

e. A tender offer is made for 25% or more of the voting securities of the Bank then outstanding.

E. "Code" means the Internal Revenue Code of 1986, as amended.

F. "Committee" means the Human Resources and Nominating Committee of the Board. Such committee shall be comprised at all times solely of at least three non-employee directors, all of whom are "disinterested directors" as that term is defined under Rule 16b-3 of the Exchange Act promulgated by the Securities and Exchange Commission.

G. "Common Stock" means the $3.33-1/3 par value common stock of the Bank.

H. "Conditional Share" means a share of the Common Stock of the Bank, such share becoming the sole property of a Participant upon the fulfillment of performance and/or tenure requirements as set forth by the Committee pursuant to Section VIII of the Plan.

I. "Date of Grant" means the date an Award is made to a Participant.

J. "Disability" means any physical or mental condition which may reasonably be expected to be permanent and which renders the Member incapable of continuing as an employee for his customary Hours of Employment, provided, however, that such disability originated while the Member was in the active service of the Employer and (1) did not arise while engaged in or as a result of having engaged in an illegal or criminal act or an act contrary to the best interests of the Employer or (2) did not result from habitual drunkenness or addiction to narcotics or a self-inflicted injury while sane or insane or (3) did not result from voluntary or involuntary service in the Armed Forces of the United States, any of its allies or any other foreign country which prevents a return to employment with the Employer, and for which the Employee receives a military pension. To aid the Committee and determining whether such disability exists, the Committee may require, as a condition precedent to the receipt of any benefits hereunder, that the Employee submit to examinations by one or more duly licensed and practicing physicians selected by the Committee.

K. "Fair Market Value" means the closing price of the Common Stock of the Bank on the date such Common Stock is to be valued.

L. "Normal Retirement" means retirement at the normal or early retirement date as set forth in any tax-qualified retirement/pension plan of the Bank. If no such plan is in place, it shall mean termination of employment at or after age 65.

M. "Participant" means an employee of the Bank or its Affiliates selected by the Committee to participate in the Plan for the current Plan year.

N. "Plan Year" means a calendar year commencing on or after January 1, 1995.

O. "Stock Option" shall mean a right granted to a Participant to purchase Common Stock of the Bank at a specified price (the "Strike Price") for a specified period. Such Stock Options may be granted by the Committee as either:

1. Incentive Stock Options--Those Stock Options so specified by the Committee at the Date of Grant as being intended to comply with the provisions of Section 422 of the Internal Revenue Code of 1986 as from time to time amended; or,

2. Non-Qualified Stock Options--Those Stock Options so specified by the Committee at the Date of Grant as not being intended to qualify as Incentive Stock Options.

P. "Stock Option Agreement" shall mean the Agreement entered into between the Bank and the Participant pursuant to the terms of the Banks' 1995 Stock Incentive Plan.

Q. "Termination for Cause" means the termination upon an intentional failure to perform stated duties or breach of a fiduciary duty involving personal dishonesty, or willful violation of any law, rule or regulation or order of a court or governmental agency (other than traffic violations or similar offenses).

III. ADMINISTRATION

A. The Plan shall be administered by the Committee. The Committee shall act by vote or written consent of a majority of its members.

B. Subject to the express provisions and limitations of the Plan as stated herein, the Committee may adopt such rules, regulations, guidelines and procedures as it deems appropriate for the proper administration of the Plan and may make whatever determinations and interpretations it deems to be necessary or advisable in connection with such administration.

C. All determinations and interpretations made by the Committee shall be binding and conclusive on all Participants and on their legal representatives and beneficiaries.

D. The Committee may take no action which would reduce or eliminate any previously vested benefit of any Participant under this Plan without the written consent of the Participant.

IV. PARTICIPATION

A. Each Plan Year, the Committee shall, in its sole discretion, determine which employees of the Bank and its Affiliates shall participate in the Plan. Participation in the Plan for one Plan Year is neither a guarantee of participation in future Plan Years nor a guarantee of future employment.

B. At the time an employee is named as a Participant in the Plan, the Committee shall notify such Participant of the Award. Such notification shall identify:

1. The number of Stock Options granted (if any) and their terms and conditions, including whether such stock options carry Limited Alternate Rights; and,

2. The number of Conditional Shares granted (if any) and their terms and conditions.

V. INCENTIVE STOCK OPTIONS

A. The Committee shall have the right to grant Incentive Stock Options to a Participant pursuant to this Section V. A Stock Option Award shall not be considered an Incentive Stock Option unless it is specifically designated as such in the Stock Option Agreement.

B. Incentive Stock Options shall be granted at the Fair Market Value of the Common Stock on the Date of Grant except as provided in Section VI below.

C. No Incentive Stock Option may be exercisable for a period of at least one year following the Date of Grant.

D. No Incentive Stock Options shall be exercisable for more than 10 years following the Date of Grant.

E. Incentive Stock Options may be exercised by tendering cash, a certified check, Common Stock then owned by the Participant or any combination thereof, to the Office of the Secretary of the Bank, provided that any shares of Common Stock tendered which were acquired through a previous Stock Option exercise were held by the Participant for at least six months from the Date the Grant pursuant to which they were acquired was granted.

F. Incentive Stock Options shall be exercisable for one year following death or disability; for three months following Normal Retirement or termination of employment by the Bank for reasons other than Cause. Incentive Stock Options shall be immediately forfeited if an employee terminates employment for any other reason, or if the Bank terminates employment for Cause. Notwithstanding the foregoing, Incentive Stock Options shall in no event be exercisable after the date specified in the Stock Option Agreement relating thereto.

G. All Incentive Stock Options shall become immediately vested and exercisable in the event of a Change in Control of the Bank.

H. To the extent that the aggregate Fair Market Value of Common Stock with respect to which Incentive Stock Options are exercisable for the first time by a Participant during any calendar year under the Plan and any other Plan of the Bank or an Affiliate of the Bank exceeds $100,000, such Stock Options shall be treated as Non-Qualified Stock Options.

I. No Incentive Stock Option shall be granted to a Participant who, at the time of the grant, owns stock representing more than ten percent (10%) of the total combined voting power of all classes of stock either of the Bank or any Affiliate of the Bank, unless the purchase price of the shares or Common Stock purchasable upon exercise of such Incentive Stock Option is at least one hundred ten percent (110%) of the Fair Market Value (at the time the Incentive Stock Option is not exercisable more than five (5) years from the date it is granted.

VI. NON-QUALIFIED STOCK OPTIONS

A. The Committee shall have the right to grant Non-Qualified Stock Options to a Participant pursuant to this Section VI. All Stock Option Awards shall be presumed to be Non-Qualified Stock Options unless it is specifically stated to the contrary in a Stock Option agreement.

B. Non-Qualified Stock Options shall be granted at any price at least equal to the Fair Market value of the Common Stock on the Date of Grant.

C. No Non-Qualified Stock Options shall be exercisable for more than 10 years following the Date of Grant.

D. Non-Qualified Stock Options shall be exercised by tendering cash, a certified check, Common Stock then owned by the Participant, or any combination thereof to the Office of the Secretary of the Bank, provided that any shares of Common Stock tendered which were acquired through a previous Stock Option exercise were held by the Participant for at least six months from the Date the Grant pursuant to which they were acquired was granted.

E. Non-Qualified Stock Options shall be exercisable for their remaining term following death or Disability or Normal Retirement, for three years following termination of employment by the Bank for reasons other than Cause, and shall be immediately forfeited if an employee terminates employment for an other reason, or the Bank terminates employment for Cause. Not withstanding the foregoing, Non-Qualified Stock Options shall in no event be exercisable after the date specified in the Stock Option Agreement relating thereto.

F. All Non-Qualified Stock Options shall become immediately vested and exercisable in the event of a Change in Control of the Bank.

VII. LIMITED ALTERNATE RIGHTS

A. The Committee may, in its sole discretion, grant Limited Alternate Rights in tandem with any Stock Option Award.

B. Limited Alternate Rights shall entitle the holder to receive, in lieu of exercising the Stock Option to which such Limited Alternate Rights relate (in which event such Stock Option shall terminate), an amount in cash equal to 100 percent of the excess of the Fair Market Value of the Common Stock on the date of exercise times the number of rights tendered, over the aggregate Strike Price of the Stock Options to which the Limited Alternate Rights relate.

C. Limited Alternate Rights shall only become vested and exercisable;

1. If there is a Change in Control of the Company; and,

2. The Stock Option to which the Limited Alternate Right is attached has been held by the Participant for a period of at least six months at the time the Change in Control has occurred.

VIII. CONDITIONAL SHARES

A. The Committee shall have the right to grant Conditional Shares to a Participant pursuant to this Section VIII.

B. Conditional Shares represent the right to receive free of any restrictions, shares of Common Stock on the completion of specified performance and/or tenure requirements as set forth in a Participant's Conditional Share agreement by the Committee. At the discretion of the Committee, such shares may be issued to the Participant at the time of the grant, provided such shares bear a restrictive legend specifying that such shares cannot be sold or otherwise transferred by the Participant.

C. Conditional Shares shall be vested in full following death or Disability or Normal Retirement. If a Participant terminates employment with the Bank for any other reason, all unvested Conditional Shares shall be forfeited, except as may be determined in the judgment of the Committee.

D. All Conditional Shares shall become immediately vested in the event of a Change in Control of the Company.

E. A Participant holding Conditional Shares shall be entitled to receive dividends and exercise voting rights with respect to such Conditional Shares even though such Conditional Shares have not vested.


IX. DESIGNATION OF BENEFICIARY

A Participant may, with the consent of the Committee, designate a person or persons to receive or exercise, in the event of the Participant's death, any Award to which the Participant would have been entitled. Such designation will be made upon forms supplied by and delivered to the Bank and may be revoked in writing. If a Participant fails to effectively designate a beneficiary, then the Participant's estate, or legal representative, will be deemed to be the beneficiary. Except as provided in this Section IX and except for transfers by will or laws of descent and distribution, all awards granted pursuant to the Plan shall be non-transferable.

X. MISCELLANEOUS PROVISIONS

A. Tax Withholding--The Company's obligations under the Plan shall be subject to applicable federal, state, and local tax withholding requirements. Federal, state, and local withholding tax due at the time of a grant or upon the exercise of any Award may, in the discretion of the Committee, be paid in shares of Common Stock already owned by the Participant upon such terms and condition as the Committee shall determine. If the Participant shall fail to pay, or make arrangements satisfactory to the Committee for the payment, to the Company of all such federal, state and local taxes required to be withheld by the Company, then the Company shall, to the extent permitted by law, have the right to refuse to issue the shares of Common Stock relating to the Award and/or to deduct from any payment of any kind otherwise due to such Participant an amount equal to any federal, state, or local taxes of any kind required to be withheld by the Company.

B. Amendment--The Board of Directors may at any time, and from time to time, modify or amend the Plan; provided, shareholder approval as required by
Section XI shall be required for any amendment which (1) materially increases the benefits to Participants under the Plan, (2) materially increases the number of shares of Common Stock which may be issued under the Plan, or (3) materially modifies the requirements of eligibility for participation in the Plan. No modification or amendment to the Plan may adversely affect the rights of a Participant relating to any previously granted Award without such Participant's consent. The Plan may not be amended more than once during any six-month period to comply with Section 16 requirements.

C. Termination--The Board may at any time terminate the Plan, provided that such termination shall not adversely affect the rights of a Participant relating to any previously granted Award without such participant's consent.

D. Applicable Law--The Plan will be administered in accordance with the laws of the State of New York, to the extent not governed by relevant provisions of federal law.

D. Shares Authorized--The Committee shall be authorized to make Awards of Stock Options, Conditional Shares or any combination thereof representing up to 300,000 shares of Common Stock.

F. Maximum Award--No Participant may receive an Award of Stock Options, Conditional Shares or any combination thereof representing more than 50,000 shares in any Plan Year.

G. Recapitalization--In the event of a recapitalization in the form of stock dividend, split, distribution, subdivision or combination of Common Stock of the Company, resulting in a change in the number of shares of Common Stock outstanding, the Committee shall make the appropriate adjustment in the number and exercise price of shares subject to the Plan, Options and Conditional Shares outstanding.

XI. EFFECTIVE DATE OF THE PLAN

The Plan shall become effective upon the date on which it is approved by a majority vote of the shareholders of record of the Bank at the 1995 annual meeting. The Plan shall terminate on the tenth anniversary of said approval, or such earlier date as determined by the Board.

Effective Date: April 20, 1995

Exhibit 10(g)

Evergreen Bancorp, Inc.
1995 Directors Stock Option Plan

Effective Date: April 20, 1995

Evergreen Bancorp, Inc.
1995 Directors Stock Option Plan

I. PURPOSE

The purpose of the Evergreen Bancorp, Inc. (henceforth the "Bank") 1995 Directors Stock Option Plan (henceforth the "Plan") is to advance the interests of the Bank and its shareholders by aiding the Bank in attracting, retaining and motivating high quality directors for the Bank.

II. DEFINITIONS

A. "Affiliate" means:

1. A member of a controlled group of corporations of which the Bank is a member or;

2. An unincorporated trade or business which is under common control with the Bank as determined in accordance with Section 414(c) of the Internal Revenue Code of 1986, as amended (henceforth the "Code") and regulations issued thereunder.

For purposes hereof, a "controlled group of corporations" shall mean a controlled group of corporations as defined in Section 1563(a) of the Code determined without regard to Section 1563(a)(4) and (e)(3)(C) of the Code.

B. "Award" means the grant of a Stock Option under the Plan.

C. "Board" means the Board of Directors of the Bank.

D. "Change in Control" means, for the purposes of the Plan, an event of the nature that:

1. Would be required to be reported in response to Item 1(a) of the current report on Form 8-K, as in effect on the date hereof, pursuant to
Section 13 or 15(d) of the Securities Exchange Act of 1934 (henceforth the "Exchange Act"); or,

2. Results in a Change in Control of the Bank within the meaning of the Change in Bank Control Act, as amended and the Rules and Regulations promulgated by the Federal Deposit Insurance Company (henceforth the "FDIC") at 12 C.F.R. Section 303.4(a) as in effect on the date hereof; or,

3. Without limitation such a Change in Control shall be deemed to have occurred at such time as:

a. Any "person" (as the term is used in Section 13(d) and 14(d) of the Exchange Act), or group of persons acting in concert, is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act) directly or indirectly, of any class of equity securities of the Bank representing 25% or more of a class of equity securities except for any securities purchased by the by the Bank's employee stock ownership plan and trust; or,

b. Individuals who constitute the Board on the date hereof (the "Incumbent Board") cease for any reason to constitute at least a majority thereof, provided that any person becoming a director subsequent to the date hereof whose election was approved by a vote of at least three-quarters of the directors comprising the Incumbent Board, or whose nomination for election by the Bank's shareholders was approved by the Nominating Committee serving under an Incumbent Board, shall be considered as though he were a member of the Incumbent Board for purposes of this clause (b); or,

c. A plan of reorganization, merger, consolidation, sale of all or substantially all the assets of the Bank or similar transaction occurs in which the Bank is not the resulting entity; or,

d. A plan of reorganization, merger, consolidation, sale of all or substantially all of the assets of the Bank is adopted by the stockholders of the Bank, by someone other than the current management of the Bank, seeking stockholder approval of a plan or similar transaction with one or more corporations as a result of which the outstanding shares of the class of securities then subject to such plan or transaction would be exchanged for or converted into cash or property, securities not issued by the Bank or any combination thereof; or,

e. A tender offer is made for 25% or more of the voting securities of the Bank then outstanding.

E. "Code" means the Internal Revenue Code of 1986, as amended.

F. "Common Stock" means the $3.33-1/3 par value common stock of the Bank.

G. "Date of Grant" means the date an Award is made to a Participant.

H. "Disability" means any physical or mental condition which may reasonably be expected to be permanent and which renders the Member incapable of continuing as an employee for his customary Hours of Employment, provided, however, that such disability originated while the Member was in the active service of the Employer and (1) did not arise while engaged in or as a result of having engaged in an illegal or criminal act or an act contrary to the best interests of the Employer or (2) did not result from habitual drunkenness or addiction to narcotics or a self-inflicted injury while sane or insane or (3) did not result from voluntary or involuntary service in the Armed Forces of the United States, any of its allies or any other foreign country which prevents a return to employment with the Employer, and for which the Employee receives a military pension. To aid the Committee in determining whether such disability exists, the Committee may require, as a condition precedent to the receipt of any benefits hereunder, that the Employee submit to examinations by one or more duly licensed and practicing physicians selected by the Committee.

I. "Fair Market Value" means the closing price of the Common Stock of the Bank on the date such Common Stock is to be valued.

J. "Normal Retirement" means a Participant termination from Board service after the Participant's 70th birthday.

K. "Participant" means a non-employee Director of the Bank.

L. "Plan Year" means a calendar year commencing on or after January 1, 1995.

M. "Stock Option" shall mean a right granted to a Participant to purchase Common Stock of the Bank at a specified price (the "Strike Price") for a specified period. All Stock Options granted under this Plan are Non-Qualified Stock Options which are not intended to comply with Section 422 of the Internal Revenue Code of 1986 as amended.

N. "Termination for Cause" means the termination upon an intentional failure to perform stated duties or breach of a fiduciary duty involving personal dishonesty, or willful violation of any law, rule or regulation or order of a court or governmental agency (other than traffic violations or similar offenses).

III. ADMINISTRATION

A. The Plan shall be administered by the Executive Vice President and Chief Administrative Officer (henceforth the "Administrator").

B. Subject to the express provisions and limitations of the Plan as stated herein, the Administrator may adopt such procedures as he/she deems appropriate for the proper administration of the Plan and make whatever determinations and interpretations he/she deems to be necessary or advisable in connection with such administration.

C. The Administrator may take no action which would reduce or eliminate any previously vested benefit of any Participant under this Plan without the written consent of the Participant.

IV. PARTICIPATION

A. Each Plan Year, each Participant shall receive a grant of 200 Stock Options, effective immediately following the Annual Shareholders' meeting, to those directors then in office, and pro-rated if a director is elected other than at the Annual Shareholders' meeting.

V. STOCK OPTIONS

A. All Stock Options granted under this Plan shall be Non-Qualified Stock
Options.

B. The strike price for Stock Options shall be equal to the Fair Market Value of the Common Stock on the Date of Grant.

C. All Stock Options shall be exercisable for 10 years following the Date of Grant, except as otherwise provided in this Section V.

D. Subject to paragraph V.G. below, all Stock Options shall become fully exercisable on the first anniversary of the Date of Grant.

E. Stock Options may be exercised, by tendering cash, a certified check, Common Stock then owned by the participant or any combination thereof, to the office of the Secretary of the Bank, provided that any shares of Common Stock tendered which were acquired through a previous Stock Option exercise were held by the Participant for at least six months from the date the Award pursuant to which they were acquired was granted.

F. Stock Options shall be exercisable for their remaining term following death or Disability or Normal Retirement. If a Participant ceases to be a Director of the Bank for any other reason, other than Cause, Stock Options shall be exercisable for three years following the Director's end of service on the Board. If the Director is removed for Cause, all Stock Options shall be immediately canceled. Not withstanding the foregoing, Stock Options shall in no event be exercisable for more than ten years following the Date of Grant.

G. All Stock Options shall become immediately vested and exercisable in the event of a Change in Control of the Bank.

VI. DESIGNATION OF BENEFICIARY

A Participant may designate a person or persons to receive or exercise, in the event of the Participant's death, an Award to which the Participant would have been entitled. Such designation will be made upon forms supplied by and delivered to the Bank and may be revoked in writing. If a Participant fails to effectively designate a beneficiary, then the Participant's estate, or legal representative, will be deemed to be the beneficiary.

VII. MISCELLANEOUS PROVISIONS

A. Amendment--The Board of Directors may at any time, and from time to time, modify or amend the Plan, provided, however, the Plan may not be amended more than once during any six-month period to comply with Section 16 requirements.

B. Termination--The Board may at any time terminate the Plan, provided that such termination shall not adversely affect the rights of a Participant relating to any previously granted Award without such participant's consent.

C. Applicable Law--The Plan will be administered in accordance with the laws of the State of New York to the extent not governed by relevant provisions of federal law.

D. Shares Authorized--The Bank shall be authorized to make Awards of Stock Options to Purchase up to 30,000 Shares of Common Stock.

E. Recapitalization--In the event of a recapitalization in the form of stock dividend, split, distribution, subdivision or combination of Common Stock of the Company, resulting in a change in the number of shares of Common Stock outstanding, the Committee shall make the appropriate adjustment in the number and exercise price of shares subject to the Plan, Options and Conditional Shares outstanding.

VIII. EFFECTIVE DATE OF THE PLAN

The Plan shall become effective upon the date on which it is approved by a majority vote of the shareholders of record of the Bank at the 1995 annual meeting. The Plan shall terminate on the tenth anniversary of said approval, or such earlier date as determined by the Board.

Effective Date: April 20, 1995

Exhibit 10 (h)

Evergreen Bancorp, Inc.
Supplemental Executive Retirement Plan

Article 1

Purpose

The purpose of the Evergreen Bancorp, Inc. (Henceforth referred to as the "Bank") Supplemental Executive Retirement Plan (henceforth referred to as the "Plan") is to enable the Bank and its Affiliates to retain and reward key executive talent which the Bank deems necessary to its business success.

Article 2

Definitions

For purposes of the Plan, the following words and phrases shall have the following meanings unless a different meaning is plainly required by the context. Whenever used, the masculine pronoun shall include the feminine pronoun and the feminine pronoun shall include the masculine and the singular shall include the plural and the plural shall include the singular.

2.1 Accrued Benefit: The Normal Form of Retirement Income payable at Normal Retirement Date in an amount equal to the benefit determined under Section
5.1 based on the Participant's Final Average Compensation and Credited Years of Service to the date to be last ceased to be an Active Participant.

2.2 Actuarial Equivalent: A form of benefit differing in time, period, or manner of payment, that replaces another and has the same value, based on actuarial assumptions, as the benefit or amount it replaces, shall be determined, as follows:

a. For purposes of determining a lump sum value of any benefit payable, the Unisex Pension 1984 Mortality Table, with the interest rates promulgated by the Pension Benefit Guaranty Corporation as in effect on the first day of the Plan Year during which such lump sum is to be paid or such determination is to be made, as applicable, will be used.

b. For purposes of determining the amount of any optional form of retirement income payable other than a lump sum distribution, the 1983 Group Annuity Mortality Table (1983 GAM) for males, with interest at seven and one-half percent (7.50%) will be used.

c. If any benefit is payable before a Participant's Normal Retirement
Date, the Participant's benefit payable shall be reduced by 5/9 of 1% for each of the first 60 months and by 5/18 of 1% for each of the next 60 months by which commencement of benefits precedes the Participant's Normal Retirement Date. If any benefit is to commence more than 120 months before a Participant's Normal Retirement Date, the Accrued Benefit payable will be further reduced in accordance with the 1983 Group Annuity Mortality Table (1983 GAM) for males, with interest at seven and one-half percent (7.50%).

2.3 Affiliate:

a. A member of a controlled group of corporations of which the Bank is a member or;

b. An unincorporated trade or business which is under common control with the Bank as determined in accordance with Section 414(c) of the Internal Revenue Code of 1986, as amended (henceforth the "Code") and regulations issued thereunder.

For purposes hereof, a "controlled group of corporations" shall mean a controlled group of corporations as defined in Section 1563(a) of the Code determined without regard to Section 1563(a)4 and (e)(3)(C) of the Code.

2.4 Anniversary Date: Each January 1.

2.5 Administrator: The Compensation Committee of the Board of Directors of the Bank, or such individual as they shall appoint to administer the Plan.

2.6 Bank: Evergreen Bancorp, Inc., any successor, and any Affiliates.

2.7 Beneficiary: The person or persons designated to receive benefits under the Plan in the event of the Participant's death.

2.8 Board: The Board of Directors of the Bank.

2.9 Change in Control: An event of the nature that:

a. Would be required to be reported in response to Item 1(a) of the current report on Form F-3, as in effect on the date hereof, pursuant to
Section 13 or 15(d) of the Securities Exchange Act of 1934 (henceforth the "Exchange Act"); or,

b. Results in a Change in Control of the Bank within the meaning of the Change in Bank Control Act, as amended, and the Rules and Regulations promulgated by the Federal Deposit Insurance Company (henceforth the "FDIC") at 12 C.F.R. Section 303.4(a) as in effect on the date hereof; or,

c. Without limitation such a Change in Control shall be deemed to have occurred at such time as:

1. Any "person" (as the term is used in Section 13(d) and 14(d) of the Exchange Act), or group of persons acting in concert, is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act) directly or indirectly, of any class of equity securities of the Bank representing 25% or more of a class of equity securities except for any securities purchased by the Bank's employee stock ownership plan and trust; or,

2. Individuals who constitute the Board on the date hereof (the "Incumbent Board") cease for any reason to constitute at least a majority thereof, provided that any person becoming a director subsequent to the date hereof whose election was approved by a vote of at least three-quarters of the directors comprising the Incumbent Board, or whose nomination for election by the Bank's shareholders was approved by the same Committee serving under an Incumbent Board, shall be, for purposes of this clause (2) considered as though he were a member of the Incumbent Board; or,

3. A plan of reorganization, merger, consolidation, sale of all or substantially all the assets of the Bank or similar transaction occurs in which the Bank is not the resulting entity; or,

4. A proxy statement shall be distributed soliciting proxies from stockholders of the Bank, by someone other than the current management of the Bank, seeking stockholder approval of a plan or similar transaction with one or more corporations as a result of which the outstanding shares of the class of securities then subject to such plan or transaction are exchanged for or converted into cash or property or securities not issued by the Bank; or

5. A tender offer is made for 25% or more of the voting securities of the Bank then outstanding.

2.10 Code: The Internal Revenue Code of 1986, as it may from time to time be amended.

2.11 Committee: "Committee" means the Human Resources and Nominating Committee of the Board of Directors of the Bank.
Such Committee shall be comprised at all times of at least three non-employee directors, all of whom are "disinterested directors" as that term is defined under Rule 16b-3 of the Exchange Act promulgated by the Securities and Exchange Commission.

2.12 Compensation: For purposes of this Plan, only the following items shall be included in determination of remuneration for determination of benefits.

a. Salary; and,

b. Cash bonuses whether paid currently or deferred under either a qualified or non-qualified arrangement; without regard to any limits imposed by Section 415 of the Code.

2.13 Covered Compensation: For each Participant, the average of the taxable wages bases for the 35 calendar years ending with the year the Participant attains social security retirement age.

2.14 Disability: Any physical or mental condition which may reasonably be expected to be permanent and which renders the Participant incapable of continuing as an Employee in his customary job, provided, however, that such disability originated while the Participant was in the active service of the Company and (1) did not arise while engaged in or as a result of having engaged in an illegal or criminal act or an act contrary to the best interests of the Company or (2) did not result from habitual drunkenness or addiction to narcotics or a self-inflicted injury while sane or insane. To aid the Committee in determining whether such disability exist, the Committee may require, as a condition precedent to receipt of any benefits hereunder, that the Participant submit to examinations by one or more duly licensed and practicing physicians selected by the Committee.

2.15 Early Retirement: The termination of a Participant's employment with the Bank for reasons other than death or disability after the later of the date the Participant attains age 55 or completes 10 years of service with the Bank.

2.16 Effective Date: The date on which this Plan is approved by the Board.

2.17 Employee: Any person in the employ of the Bank for whom the Bank is required to contribute Federal Insurance Contribution Act taxes.

2.18 Final Average Compensation: The Compensation of a Participant averaged over thirty-six consecutive months which produce the highest average of the 120 completed months (or the number of completed months if less than 120) ending before the first day of the month coincident with on next following the Participant's Normal or actual Retirement date, whichever is applicable, or, if applicable and earlier, the first day of the month following the date such Participant ceases to be an Active Participant.

2.19 Normal Form of Benefit: A pension benefit payable for the life of the Participant beginning on the first day of the month following Normal Retirement, in equal monthly installments and ceasing on the last day of the month preceding the death of the Participant.

2.20 Normal Retirement: Termination of service with the Bank on or after the sixty-fifth birthday of the Participant.

2.21
Participant: An individual of the Bank selected by the Committee to participate in the Plan.

a. An Active Participant is a Participant who is currently an Employee of the Bank.

b. An Inactive Participant is a Participant who is no longer an Active Participant.

2.22 Plan: This Senior Management Supplemental Retirement Plan, as it may be from time to time amended.

2.23 Plan Year: A 12-month period commending on the first day of the Bankis fiscal year.

2.24 Year of Service: Being in the employ of the Bank for a Plan Year.

Article 3

Administration of the Plan

3.1 The Plan shall be administered by the Committee. The Committee shall act by vote or written consent of a majority of its members.

3.2 Subject to the expressed provisions and limitations of the Plan as stated herein this Plan document, the Committee may adopt such rules, regulations, guidelines, and procedures as it deems appropriate for the proper administration of the Plan and make whatever determinations and interpretations it deems to be necessary or advisable.

3.3 All determinations and interpretations made by the Committee shall be binding and conclusive on all Participants and on their legal representatives and beneficiaries.

Article 4

Eligibility

4.1 The Committee may select Employees who, in the Committee's sole discretion, are key Employees of the Bank, to participate in the Plan.

4.2 No Participant shall have a right to any benefit under the Plan if his employment with the Bank is terminated for any reason other than death, Disability or Early or Normal Retirement.

4.3 If a Participant has engaged in activities which, in the determination of the Board, are detrimental to the Bank, the Committee may terminate the Participant's participation in the Plan. In such event, no benefit shall be payable under this Plan, and if a Participant is currently receiving benefits under this Plan, such benefits shall cease.

4.4 In there is a Change of Control of the Bank, Section 4.2 and Section 4.3 of the Plan shall become inoperative.

Article 5

Benefits

5.1 Upon Normal Retirement:

a. An Active Participant shall be entitled to receive the Actuarial Equivalent of the monthly Normal form of Retirement Benefit equal to 1/12 of the amount set forth below.

43.5% of such Participant's Final Average Compensation plus 15% of the Participant's Final Average Compensation in excess of Covered Compensation, reduced by 1/30 for each Year of Service less than 30, reduced by any amounts payable under the Employees' Retirement Plan of Evergreen Bancorp, Inc., restated as of January 1, 1989, and from time to time amended.

b. An Inactive Member shall be entitled to receive the Actuarial
Equivalent of his Accrued Benefit.

c. If a Participant is eligible to receive a benefit under this Plan, and he has participated in a pre-1995 deferred compensation plan maintained by the Bank, his benefit under this Plan shall further be reduced by an amount established by the Committee at the time he is notified of his status as a Participant in this Plan.

d. The Committee shall have the right in its sole discretion for purposes of determining the benefit pursuant to subsection 5.1(a) to grant additional Years of Service to a Participant.

5.2 Upon Early or Disability Retirement: Upon Retirement at his Early or Disability Retirement Date, a Participant shall be entitled to receive the Actuarial Equivalent of his Accrued Benefit as of such Retirement Date.

5.3 Upon Other Termination of Employment: Upon termination of service for reasons other than Retirement Date, a vested Participant shall be entitled to receive his benefit under Section 5.1 or 5.2 of this Plan by filing an election within 30 days of termination of service with the Committee.

Article 6

Vesting

6.1 Upon completion of five Years of Service, a Participant shall be fully vested in his benefit under this Plan.

6.2 If a Participant shall become Disabled as defined in this Plan, he shall become fully vested in his benefit under this Plan.

6.3 If there is a Change in Control as defined in this Plan, a Participant shall become fully vested in his benefit under this Plan.

Article 7

Optional Forms of Payment

7.1 In lieu of the Normal Form of Retirement Income, a Participant may elect to receive his retirement income under one of the following optional forms. The retirement income payable under an optional form shall be the Actuarial Equivalent of the Participant's Accrued Benefit.

a. Joint and 100% Survivor provides a reduced income during the Participant's lifetime. Upon his death, if the Participant's Beneficiary survives him, the same income will continue to the Participant's Beneficiary until the Beneficiary's death. Only one individual may be named as a Beneficiary.

b. Joint and 50% Survivor provides a reduced income during the Participant's lifetime. Upon death, if the Participant's Beneficiary survives him, the 50% of the Participant's income will continue to the Participant's Beneficiary until the Beneficiary's death. Only one individual may be named as a Beneficiary.

c. Lump Sum provides a lump-sum distribution of the Actuarial Equivalent value of the Accrued Benefit to the Participant. Any lump sum distribution in excess of $10,000 may be paid only with the expressed approval of the Committee.

d. Automatic Spouse Benefit: If a Participant does not elect a form of payout, or if the Participant dies before payments commence, a married Participant shall automatically be assumed to have elected a joint and 50% survivor benefit.

Article 8

Beneficiary Designation

8.1 Each participant shall have the right at any time to designate any person or persons as his Beneficiary, to whom any death benefits which the Participant may have elected shall be payable.

8.2 The designation of a Beneficiary shall become effective when it is filed in writing with the Committee.

8.3 The filing of a Beneficiary designation shall be accompanied by a statement of the Actuarial Equivalent the Participant elects in lieu of the Normal Form of Benefit.

8.4 The Participant may revoke a beneficiary designation at any time by filing a new election with the Committee.

Article 9

Amendment of the Plan

9.1 The Board may at any time amend the Plan in whole or in part, provided, however, that no amendment shall be effective to reduce the benefit under the Plan to any Participant without the consent of all Participants in the Plan. Written notice of any amendment shall be given to each Participant.

Article 10

Miscellaneous

10.1 Participants and their Beneficiaries, heirs, successors, and assigns shall have no legal or equitable rights, interests, or other claims in any property or assets of the Bank. The Bank's obligation under this Plan shall be that of an unfunded and unsecured promise of the Bank to pay money in the future.

10.2 The Bank may offset any amounts payable under the Plan against any debts, obligations, or other liabilities owed by the Participant to the Bank at the time benefits become payable under the Plan.

10.3 Neither a Participant nor any other person shall have the right to assign, sell, transfer, pledge, anticipate, mortgage, or otherwise encumber, transfer, hypothecate, or convey in advance of actual receipt the amounts, if any, payable hereunder, or any part thereof, which are expressly declared to be unassignable and nontransferable.

10.4 Nothing herein contained shall be construed as a contract of employment, nor as giving any Participant any right to be retained in the employ of the Bank.

10.5 All pronouns and any variations thereof shall be deemed to refer to the masculine, feminine, or neuter as the identity of the person or persons may require. As the context may require, singular may be read as plural and plural as singular.

10.6 Should any provision of this Plan or any regulation adopted herein under be deemed or held to be unlawful or invalid for any reason, such fact shall not adversely affect the other provisions or regulations unless such invalidity shall render impossible or impractical the functioning of the Plan, and in such case, the appropriate parties shall immediately adopt a new provision or regulation to take the place of the one held illegal or invalid.

10.7 The titles and headings of the Articles and sections of this Plan are for the convenience of reference only, and in the event of any conflict, the text rather than such titles or headings shall control.

10.8 This Plan shall be governed by the laws of the State of New York.

Exhibit 10(i)

EVERGREEN BANCORP, INC.
SUPPLEMENTAL CHIEF EXECUTIVE RETIREMENT PLAN

Article 1

Purpose

The Board of Directors of Evergreen Bancorp, Inc. and its wholly owned subsidiary, Evergreen Bank, N.A. (collectively, the "Bank"), considers the establishment and maintenance of a sound and vital management to be essential to protecting and enhancing the best interests of the Bank and its shareholders. In this connection, the Bank recognizes that, as is the case with many publicly held corporations, the possibility of a change in control may arise and that such possibility, could result in the distraction or departure of the Chief Executive Officer to the detriment of the Bank. Accordingly, the Board of Directors of the Bank has determined that appropriate steps should be taken through the establishment of this Evergreen Bancorp, Inc. Supplemental Chief Executive Retirement Plan to reinforce and encourage the Chief Executive Officer's continued attention to his assigned duties without distraction in circumstances arising from the possibility of a change in control of the Bank.

Article 2

Definitions

For purposes of the Plan, the following words and phrases shall have the following meanings unless a different meaning is plainly required by the context. Whenever used, the masculine pronoun shall include the feminine pronoun and the feminine pronoun shall include the masculine and the singular shall include the plural and the plural shall include the singular.

2.1 Accrued Benefit: The retirement income benefit payable at Normal
Retirement Date under this Plan, in an amount determined under Section 5.1 based on the Participant's Final Average Compensation and the Credited Years of Service to the date the Participant last ceased to be an Active Participant.

2.2 Actuarial Equivalent: A form of benefit differing in time, period, or manner of payment, that replaces another and has the same value, based on actuarial assumptions, as the benefit or amount it replaces, shall be determined, as follows:

a. For purposes of determining a lump sum value of any benefit payable, the Unisex Pension 1984 Mortality Table, with the interest rates promulgated by the Pension Benefit Guaranty Corporation as in effect on the first day of the Plan Year during which such lump sum is to be paid or such determination is to be made, as applicable, will be used.

b. For purposes of determining the amount of any optional form of retirement income payable other than a lump sum distribution, the 1983 Group Annuity Mortality Table (1983 GAM) for males, with interest at seven and one-half percent (7.50%) will be used.

c. If any benefit is payable before a Participant's Normal Retirement
Date, the Participant's benefit payable shall be reduced by 5/9 of 1% for each of the first 60 months and by 5/18 of 1% for each of the next 60 months by which commencement of benefits precedes the Participant's Normal Retirement Date.

2.3 Affiliate:

a. A member of a controlled group of corporations of which the Bank is a member; or

b. An unincorporated trade or business which is under common control with the Bank as determined in accordance with Section 414(c) of the Internal Revenue Code of 1986, as amended (henceforth the "Code") and regulations issued thereunder.

For purposes hereof, a "controlled group of corporations" shall mean a controlled group of corporations as defined in Section 1563(a) of the Code determined without regard to Section 1563(a)4 and (e)(3)(C) of the Code.

2.4 Anniversary Date: Each January 1.

2.5 Administrator: The Human Resource and Nominating Committee of the Board of Directors of the Bank, or such successor committee or individual as they shall duly appoint to administer the Plan.

2.6 Bank: Evergreen Bancorp, Inc., together with its wholly owned subsidiary, Evergreen Bank, N.A., any successors thereto, and any Affiliates.

2.7 Beneficiary: The person or persons designated by a Participant to receive benefits under the Plan in the event of the Participant's death.

2.8 Cause: The Bank's termination of any Participant's employment for "Cause" shall mean (i) the commission of any intentional acts or conduct by the Participant involving moral turpitude; (ii) any gross negligence by the Participant in complying with the terms of his employment agreement, if any, or otherwise in performing his required duties for the Bank; (iii) the commission of any intentional act of dishonesty in the performance of the Participant's duties for the Bank; (iv) deliberate and intentional refusal by Participant during the term of this Agreement, other than by reason of incapacity due to illness or accident, to obey lawful directives from the Board of Directors of the Bank, or if the Participant shall have breached any obligation under this Agreement and such breach of this Agreement shall result in a demonstrable, material injury to the Bank, and the Participant shall have failed to remedy such alleged breach within thirty (30) days from his receipt of written notice from the Secretary of the Bank demanding that he remedy such alleged breach. For any claimed termination for "Cause" there shall be delivered to the Participant a certified copy of a resolution of the Board of Directors of the Bank adopted by the affirmative vote of not less than that number of directors equal to two-thirds of the entire membership, whether or not present, at a meeting called and held for that purpose and at which the Participant was given an opportunity to be heard, finding that the Participant was responsible for the conduct set forth above.

2.9 Change in Control: An event of the nature that:

a. Would be required to be reported in response to Item 1(a) of the current report on Form F-3, as in effect on the date hereof, pursuant to
Section 13 or 15(d) of the Securities Exchange Act of 1934 (henceforth the "Exchange Act"); or

b. Results in a Change in Control of the Bank within the meaning of the Change in Bank Control Act, as amended, and the Rules and Regulations promulgated by the Federal Deposit Insurance Company (henceforth the "FDIC") at 12 C.F.R. Section 303.4(a) as in effect on the date hereof; or

c. Without limitation such a Change in Control shall be deemed to have occurred at such time as:

1. Any "person" (as the term is used in Section 13(d) and 14(d) of the Exchange Act), or group of persons acting in concert, is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act) directly or indirectly, of any class of equity securities of the Bank representing 25% or more of a class of equity securities except for any securities purchased by the Bank's employee stock ownership plan and trust; or

2. Individuals who constitute the Board on the date hereof (the "Incumbent Board") cease for any reason to constitute at least a majority thereof, provided that any person becoming a director subsequent to the date hereof whose election was approved by a vote of at least three-quarters of the directors comprising the Incumbent Board, or whose nomination for election by the Bank's shareholders was approved by the same Committee serving under an Incumbent Board, shall be, for purposes of this clause (2) considered as though he were a member of the Incumbent Board; or

3. A plan of reorganization, merger, consolidation, sale of all or substantially all the assets of the Bank or similar transaction occurs in which the Bank is not the resulting entity; or

4. A proxy statement shall be distributed soliciting proxies from stockholders of the Bank, by someone other than the current management of the Bank, seeking stockholder approval of a plan or similar transaction with one or more corporations as a result of which the outstanding shares of the class of securities then subject to such plan or transaction are exchanged for or converted into cash or property or securities not issued by the Bank; or

5. A tender offer is made for 25% or more of the voting securities of the Bank then outstanding.

2.12 Compensation: For purposes of this Plan, only the following items shall be included in determination of remuneration for determination of benefits:

a. Salary; and

b. Cash bonuses, whether either of the foregoing is paid currently or deferred under either a qualified or non-qualified arrangement; without regard to any limits imposed by Section 415 of the Code.

2.13 Covered Compensation: For each Participant, the average of the taxable wages bases for the 35 calendar years ending with the year the Participant attains social security retirement age or age 65, whichever occurs earlier.

2.14 Disability: Any physical or mental condition which may reasonably be expected to be permanent and which renders the Participant incapable of continuing as an Employee in his customary job, provided, however, that such disability originated while the Participant was in the active service of the Company and (1) did not arise while engaged in or as a result of having engaged in an illegal or criminal act or an act contrary to the best interests of the Company or (2) did not result from habitual drunkenness or addiction to narcotics or a self-inflicted injury while sane or insane. To aid the Committee in determining whether such disability exist, the Committee may require, as a condition precedent to receipt of any benefits hereunder, that the Participant submit to examinations by one or more duly licensed and practicing physicians selected by the Committee.

2.15 Early Retirement: The election of the Participant to commence receiving benefits that have vested hereunder following termination of the Participant's employment with the Bank, for reasons other than death or disability, after the later to occur of the following: (a) the date the Participant attains age 55; or (b) the date the Participant completes at least five full Years of Service with the Bank; provided, however, that the requirement of five full Years of Service shall be waived if a Change in Contr ol shall occur or the Participant becomes subject to a Disability.

2.16 Effective Date: October 1, 1995.

2.17 Employee: Any person in the employ of the Bank for whom the Bank is required to contribute Federal Insurance Contribution Act taxes.

2.18 Final Average Compensation: The Compensation of a Participant averaged over thirty-six consecutive months which produce the highest average of the 60 completed months (or the number of completed months if less than 60) ending before the first day of the month coincident with on next following the Participant's Normal or actual Retirement date, whichever is applicable, or, if applicable and earlier, the first day of the month following the date such Participant ceases to be an Active Participant.

2.19 Normal Form of Benefit: A pension benefit payable under the Qualified Plan for the life of the Participant, beginning on the first day of the month following Normal Retirement, in equal monthly installments and ceasing on the last day of the month preceding the death of the Participant.

2.20 Normal Retirement: Termination of service with the Bank on or after the sixty-fifth birthday of the Participant.

2.21 Participant: An Employee of the Bank selected by the Committee to participate in the Plan.

a. An Active Participant is a Participant who is currently an Employee of the Bank.

b. An Inactive Participant is a Participant who is no longer an Active Participant.

2.22 Plan: This Supplemental Chief Executive Retirement Plan, as it may be from time to time amended.

2.23 Plan Year: A 12-month period commending on the first day of the Bank's fiscal year.

2.24 Qualified Plan: The Bank's Employees' Retirement Plan of
Evergreen Bancorp, Inc., restated as of January 1, 1989, and from time to time amended, or under any successor plan thereto.

2.25 Year of Service: Being in the employ of the Bank for an entire
Plan Year.

Article 3

Administration of the Plan

3.1 The Plan shall be administered by the Committee. The Committee shall act by vote or written consent of a majority of its members.

3.2 Subject to the expressed provisions and limitations of the Plan as stated herein this Plan document, the Committee may adopt such rules, regulations, guidelines, and procedures as it deems appropriate for the proper administration of the Plan and make whatever determinations and interpretations it deems to be necessary or advisable.

3.3 All determinations and interpretations made by the Committee shall be binding and conclusive on all Participants and on their legal representatives and beneficiaries.

Article 4

Eligibility

4.1 The Committee may select Employees who, in the Committee's sole discretion, are key Employees of the Bank, to participate in the Plan. Such Employees shall withdraw from participation in the supplemental retirement plan in effect on the Effective Date for senior executives, but shall not be precluded by the terms of this Plan from consideration to participate in subsequent supplemental retirement plans, if any, that may be adopted by the Bank after the Effective Date.

4.2 No Participant shall have a right to any benefit under the Plan if his employment with the Bank is terminated for any reason other than death, Disability or Early or Normal Retirement, unless the termination is caused by or otherwise related to a Change in Control.

4.3 If a Participant has engaged in activities which, in the determination of the Board, are detrimental to the Bank, the Committee may terminate the Participant's participation in the Plan. In such event, no benefit shall be payable under this Plan, and if a Participant is currently receiving benefits under this Plan, such benefits shall cease.

4.4 In there is a Change of Control of the Bank, Section 4.2 and Section 4.3 of the Plan shall thereafter become inoperative.

Article 5

Benefits

5.1 Upon Normal Retirement:

a. An Active Participant shall be entitled to receive the Actuarial Equivalent of the monthly Normal Form of Retirement Benefit equal to 1/12 of the amount determined by:

i. Multiplying the Participant's Compensation by forty percent (40%); and

ii. Subtracting from the amount determined pursuant to Section 5.1(a)(i) an amount equal to the monthly Normal Form Benefit then payable under the Qualified Plan.

b. An Inactive Member shall be entitled to receive the Actuarial
Equivalent of his Accrued Benefit.

c. If a Participant is eligible to receive a benefit under this Plan, and he has participated in a supplemental retirement plan maintained by the Bank prior to the Effective Date, his benefit under this Plan shall further be reduced by any amounts actually paid to the Participant under such earlier supplemental retirement plan.

d. The Committee shall have the right in its sole discretion for purposes of determining the benefit pursuant to subsection 5.1(a) to grant additional Years of Service to a Participant.

5.2 Upon Early or Disability Retirement: Upon Retirement at Early
Retirement, a Participant shall be entitled to receive the Actuarial Equivalent of his Accrued Benefit as of such Retirement Date.

5.3 Upon Termination for Cause: If a Participant is terminated for Cause prior to a Change in Control, then no benefits shall be payable under this Plan.

Article 6

Vesting

6.1 The benefits under this Plan shall become fully vested upon a Participant reaching Normal Retirement Age, completion of five full Years of Service, or upon a Change in Control, whichever occurs earlier.

6.2 If a Participant shall become subject to Disability, as defined in this Plan, he shall become fully vested in his benefit under this Plan.

6.3 If there is a Change in Control as defined in this Plan, a Participant shall become fully vested in his benefit under this Plan.

Article 7

Optional Forms of Payment

7.1 In lieu of the Normal Form of Retirement Income, a Participant may elect to receive his retirement income under one of the following optional forms. The retirement income payable under an optional form shall be the Actuarial Equivalent of the Participant's Accrued Benefit.

a. Joint and 100% Survivor provides a reduced income during the Participant's lifetime. Upon his death, if the Participant's Beneficiary survives him, the same income will continue to the Participant's Beneficiary until the Beneficiary's death. Only one individual may be named as a Beneficiary.

b. Joint and 50% Survivor provides a reduced income during the Participant's lifetime. Upon death, if the Participant's Beneficiary survives him, the 50% of the Participant's income will continue to the Participant's Beneficiary until the Beneficiary's death. Only one individual may be named as a Beneficiary.

c. Lump Sum provides a lump-sum distribution of the Actuarial Equivalent value of the Accrued Benefit to the Participant. Any lump sum distribution in excess of $10,000 may be paid only with the expressed approval of the Committee.

d. Automatic Spouse Benefit: If a Participant does not elect a form of payout, or if the Participant dies before payments commence, a married Participant shall automatically be assumed to have elected a joint and 50% survivor benefit.

Article 8

Beneficiary Designation

8.1 Each participant shall have the right at any time to designate any person or persons as his Beneficiary, to whom any death benefits which the Participant may have elected shall be payable.

8.2 The designation of a Beneficiary shall become effective when it is filed in writing with the Bank, with a copy provided to the Committee.

8.3 The filing of a Beneficiary designation may be accompanied by a statement of the Actuarial Equivalent the Participant elects in lieu of the Normal Form of Benefit.

8.4 The Participant may revoke a beneficiary designation at any time by filing a new election with the Committee.

Article 9

Amendment of the Plan

9.1 The Board may at any time amend the Plan in whole or in part; provided, however, that no amendment shall be effective to reduce the benefits under the Plan to any Participant without the consent of all Participants in the Plan, which consent may be withheld in the sole discretion of any Participant. Written notice of any proposed amendment shall be given to each Participant.

Article 10

Miscellaneous

10.1 Participants and their Beneficiaries, heirs, successors, and assigns shall have no legal or equitable rights, interests, or other claims in any property or assets of the Bank. The Bank's obligation under this Plan shall be that of an unfunded and unsecured promise of the Bank to pay money in the future.

10.2 The Bank may offset any amounts payable under the Plan against any debts, loans, obligations, or other liabilities owed by the Participant to the Bank at the time benefits become payable under the Plan.

10.3 Neither a Participant nor any other person shall have the right to assign, sell, transfer, pledge, anticipate, mortgage, or otherwise encumber, transfer, hypothecate, or convey in advance of actual receipt the amounts, if any, payable hereunder, or any part thereof, which are expressly declared to be unassignable and nontransferable.

10.4 Nothing herein contained shall be construed as a contract of employment, nor as giving any Participant any right to be retained in the employ of the Bank.

10.5 All pronouns and any variations thereof shall be deemed to refer to the masculine, feminine, or neuter as the identity of the person or persons may require. As the context may require, singular may be read as plural and plural as singular.

10.6 Should any provision of this Plan or any regulation adopted herein under be deemed or held to be unlawful or invalid for any reason, such fact shall not adversely affect the other provisions or regulations unless such invalidity shall render impossible or impractical the functioning of the Plan, and in such case, the appropriate parties shall immediately adopt a new provision or regulation to take the place of the one held illegal or invalid.

10.7 The titles and headings of the Articles and sections of this Plan are for the convenience of reference only, and in the event of any conflict, the text rather than such titles or headings shall control.

10.8 This Plan shall be governed by and construed in accordance with the laws of the State of New York.

Adopted: 10/1/95

Exhibit 10(j)

[Form of Change in Control Agreement--
Evergreen Bancorp, Inc.]

CHANGE IN CONTROL AGREEMENT

THIS CHANGE IN CONTROL AGREEMENT (this "Agreement"), dated this _____ day of _____, 1994, by and between EVERGREEN BANCORP, INC., a Delaware corporation (the "Corporation"), and ___________________________________________ (the
"Executive").

W I T N E S S E T H:

WHEREAS, the Corporation wishes to assure itself and its subsidiaries' key employees of continuity of management and objective judgment in the event of any actual or contemplated Change in Control of the Corporation, and the Executive is a key employee of [the Corporation] [The First National Bank of Glens Falls, a wholly owned banking subsidiary of the Corporation (the "Bank")] [Keeseville National Bank, a wholly owned banking subsidiary of the Corporation (the "Bank")] [The Evergreen Bank, a wholly owned banking subsidiary of the Corporation (the "Bank")] and is an integral part of management of [the Corporation] [the Bank]; and

WHEREAS, this Agreement is not intended to materially alter the compensation and benefits that the Executive could reasonably expect to receive in the absence of a Change in Control of the Corporation, and this Agreement accordingly will be operative only upon circumstances relating to an actual or anticipated change in control of the Corporation.

NOW, THEREFORE, for and in consideration of the premises and the mutual covenants herein contained, the parties hereby agree as follows:

I. OPERATION OF AGREEMENT

This Agreement shall be effective immediately upon its execution by the parties hereto, but anything in this Agreement to the contrary notwithstanding, neither the Agreement nor any provision hereof shall be operative unless, during the term of this Agreement, there has been a Change in Control of the Corporation, as defined in Article III below. Upon such a Change in Control of the Corporation during the term of this Agreement, all of the provisions hereof shall become operative immediately.

II. TERM OF AGREEMENT

The term of this Agreement shall be for an initial three (3) year period commencing on the date hereof, and shall be renewable at the end of the first year of such initial three (3) year period and annually thereafter, for an additional one (1) year period following the initial three (3) year period and prior extensions thereof in the sole discretion of the Compensation Committee and upon such terms and conditions as the Compensation Committee may authorize at such time.

III. DEFINITIONS

1. "Board" or "Board of Directors"--the Board of Directors of Evergreen Bancorp, Inc.

2. "Cause"--Either

(i) any act that constitutes, on the part of the Executive, (A) fraud, dishonesty, a felony or gross malfeasance of duty, and (B) that directly results in material injury to [the Corporation] [the Bank]; or

(ii) conduct by the Executive in his office with [the Corporation]
[the Bank] that is grossly inappropriate and demonstrably likely to lead to material injury to [the Corporation] [the Bank], as determined by the Board acting reasonably and in good faith; provided, however, that in the case of (ii) above, such conduct shall not constitute Cause unless the Board shall have delivered to the Executive notice setting forth with specificity
(A) the conduct deemed to qualify as Cause, (B) reasonable action that would remedy such objection, and (C) a reasonable time (not less than thirty
(30) days) within which the Executive may take such remedial action, and the Executive shall not have taken such specified remedial action within such specified reasonable time.

3. "Change in Control"--Either

(i) the acquisition, directly or indirectly, by any "person" (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended) within any twelve (12) month period of securities of the Corporation representing an aggregate of twenty-five percent (25%) or more of the combined voting power of the Corporation's then outstanding securities; or

(ii) during any period of two consecutive years, individuals who at the beginning of such period constitute the Board, cease for any reason to constitute at least a majority thereof, unless the election of each new director was approved in advance by a vote of at least a majority of the directors then still in office who were directors at the beginning of the period; or

(iii) consummation of (a) a merger, consolidation or other business combination of the Corporation with any other "person" (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Actio of 1934, as amended) or affiliate thereof, other than a merger, consolidation or business combination which would result in the outstanding common stock of the Corporation immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into common stock of the surviving entity or a parent of affiliate thereof) at least sixty (60%) of the outstanding common stock of the Corporation or such surviving entity or parent or affiliate thereof outstanding immediately after such merger, consolidation or business combination, or (b) a plan of complete liquidation of the Corporation or an agreement for the sale or disposition by the Corporation of all or substantially all of the Corporation's assets; or

(iv) the occurrence of any other event or circumstance which is not covered by (i) through (iii) above which the Board determines affects control of the Corporation and, in order to implement the purposes of this Agreement as set forth above, adopts a resolution that such event or circumstance constitutes a Change in Control for the purposes of this Agreement.

4. "Code"--The Internal Revenue Code of 1986, as amended.

5. "Compensation Committee"--The Human Resources and Nominating Committee of the Board of Directors of the Corporation, or any successor committee.

6. "Disability"--The Executive's inability probable and expected as a result of physical or mental incapacity to substantially perform his duties for [the Corporation] [the Bank] on a full time basis for a period of six (6) months. The determination of whether the Executive suffers a Disability shall be made by a physician acceptable to both the Executive (or his personal representative) and the Corporation.

7. "Excess Severance Payment"--The term "Excessive Severance Payment" shall have the same meaning as the term "excess parachute payment" defined in
Section 280G(b)(1) of the Code.

8. "Involuntary Termination"--Termination of the Executive's employment by the Executive following a Change in Control which, in the reasonable judgement of the Executive, is due to (i) a change in the Executive's responsibilities, position (including status, office, title, reporting relationships or working conditions), authority or duties (including changes resulting from the assignment to the Executive of any duties inconsistent with his positions, duties or responsibilities as in effect immediately prior to the Change in Control); or (ii) a reduction in the Executive's compensation or benefits as in effect immediately prior to the Change in Control, or (iii) a forced relocation of the Executive's primary place of employment to a place more than fifty (50) miles from the Executive's primary place of employment immediately prior to the Change in Control. Involuntary Termination does not include retirement (including early retirement) within the meaning of [the Corporation's] [the Bank's] retirement plan, or death or Disability of the Executive.

9. "Present Value"--The term "Present Value" shall have the same meaning as provided in Section 280G(d)(4) of the Code.

10. "Severance Payment"--The term "Severance Payment" shall have the same meaning as the term "parachute payment" defined in Section 280G(b)(2) of the Code.

11. "Reasonable Compensation"--The term "Reasonable Compensation" shall have the same meaning as provided in Section 280G(b)(4) of the Code.

IV. BENEFITS UPON TERMINATION FOLLOWING A CHANGE IN CONTROL

1. Termination--The Executive shall be entitled to, and the Corporation shall pay or provide to the Executive, the benefits described in Section 2 below if (a) a Change in Control occurs during the term of this Agreement, and (b) the Executive's employment is terminated within two (2) years following the Change in Control either (i) by [the Corporation] [the Bank] (other than for Cause or by reason of the Executive's death or Disability) or
(ii) by the Executive pursuant to Involuntary Termination; provided, however, that if:

(a) during the term of this Agreement there is a public announcement of a proposal for a transaction that, if consummated, would constitute a Change in Control or the Board receives and decides to explore an expression of interest with respect to a transaction which, if consummated, would lead to a Change in Control (either transaction being referred to herein as the "Proposed Transaction"); and

(b) the Executive's employment is thereafter terminated by [the Corporation] [the Bank] other than for Cause of by reason of the Executive's death or Disability; and

(c) the Proposed Transaction is consummated within one (1) year after the date of termination of the Executive's employment, then, for the purposes of this Agreement, a Change in Control shall be deemed to have occurred during the term of this Agreement and the termination of the Executive's employment shall be deemed to have occurred within two (2) year following a Change in Control.

2. Benefits to be Provided--If the Executive become eligible for benefits under Section 1 above, the Corporation shall pay or provide to the Executive the benefits set forth in this Section 2.

(a) Salary--The Executive will continue to receive his current salary (subject to withholding of all applicable taxes and any amounts referred to in Section 2(c) below) for a period of twelve (12) months from his date of termination in the same manner as it was being paid as of the date of termination [; provided, however, that the salary payments provided for hereunder shall be paid in a single lump sum payment, to be paid not later than thirty (30) days after his termination of employment; provided further, that the amount of such lump sum payment shall be determined by taking the salary payments to be made and discounting them to their Present Value]. For purposes hereof, the Executive's "current salary" shall be the highest rate in effect during the six-month period prior to the Executive's termination.

(b) Bonuses--The Executive shall receive payments from the Corporation for the twelve (12) months following the month in which his employment is terminated in an amount for each such month equal to one-twelfth of the average of the bonuses paid to him for the two calendar years immediately preceding the year in which such termination occurs. Any bonus amounts that the Executive had previously earned from [the Corporation] [the Bank] but which may not yet have been paid as of the date of terminations shall not be affected by this provision.

[The total of the bonus amounts determined herein shall be paid in substantially equal monthly installments over the over the twelve (12) month period following the date of termination.] [The bonus amounts determined herein shall be paid in a single lump sum payment, to be paid not later than 30 days after termination of employment; provided, further, that the amount of such lump sum payment shall be determined by taking the bonus payments (as of the payment date) to be made and discounting them to their Present Value.]

(c) Health and Life Insurance Coverage--The health and life insurance benefits coverage provided to the Executive at his date of termination shall be continued at the same level and in the same manner as if his employment had not terminated (subject to the customary changes in such coverages if the Executive retires, reaches age 65 or similar events), beginning on the date of such termination and ending on the date twelve (12) months from the date of such termination. Any additional coverages the Executive had at termination, including dependent coverage, will also be continued for such period at the same level and on the same terms as provided to the Executive immediately prior to his termination, to the extent permitted by the applicable policies or contracts. Any costs Executive was paying for such coverages at the time of termination shall be paid by the Executive [by payroll deduction for amounts payable to the Executive under (a) or (b) above] [by separate check payable to [the Corporation] [the Bank] each month in advance]. If the terms of any benefit plan referred to in this Section do not permit continued participation by the Executive, then the Corporation will arrange for other coverage at its expense providing substantially similar benefits as it can find for other officers in similar positions.

(d) Employee Retirement Plans--To the extent permitted by the applicable plan, the Executive will be fully vested in and will be entitled to continue to participate, consistent with past practices, in all employee retirement plans maintained by [the Corporation] [the Bank] in effect as of his date of termination. The Executive's participation in such retirement plans shall continue for a period of twelve (12) months from the date of termination of his employment (at which point he will be considered to have terminated employment within the meaning of the plans) and the compensation payable to the Executive under (a) and (b) above shall be treated (unless otherwise excluded) as compensation under the plan. If full vesting and continued participation in any plan is not permitted, the Corporation shall pay to the Executive and, if applicable, his beneficiary, a supplemental benefit equal to the Present Value on the date of termination of employment of the excess of (i) the benefit the Executive would have been paid under such plan if he had been fully vested and had continued to be covered for the 12 month period as if the Executive had earned compensation described under (a) and (b) above and had made contributions sufficient to earn the maximum matching contribution, if any, under such plan (less any amounts he would have been required to contribute), over (ii) the benefit actually payable to or on behalf of the Executive under such plan. For purposes of determining the benefit under (i) in the preceding sentence, contributions deemed to be made under a defined contribution plan will be deemed to be invested in the same manner as the Executive's account under such plan at the time of termination of employment. The Corporation shall pay such supplemental benefits (if any) [in a lump sum] [at the same time and in the same manner as coincides with the payment of benefits to the Executive under such plans].

(e) Career Counseling--The Corporation will provide career counseling and out placement services on an individual basis to the Executive as the Corporation deems appropriate and for a reasonable period following the Executive's termination of employment; provided, however, that the Corporation's obligation to provide such services shall terminate at such time, if any, as the cost of such services exceeds $_________.

(f) Effect of Lump Sum Payment--The lump sum payment under (a) or (b) above shall not alter the amounts the Executive is entitled to receive under the benefit plans described in (c) and (d) above. Benefits under such plans shall be determined as if the Executive had remained employed and received such payments over a period of twelve (12) months.]

(g) Effect on Death or Retirement--The benefits payable or to be provided under this Agreement shall continue in the event of the Executive's death and shall be payable to his estate or named beneficiary. The benefits payable or to be provided under this Agreement shall cease in the event of the Executive's election to commence retirement benefits under [the
Corporation's] [the Bank's] retirement plan.

(h) Limitation on Amount--Notwithstanding anything in this Agreement to the contrary, any benefits payable or to be provided to the Executive by the Corporation or its affiliates, whether pursuant to this Agreement or otherwise, which are treated as Severance Payments shall be modified or reduced in the manner provided in (h) below to the extent necessary so that the benefits payable or to be provided to the Executive under this Agreement that are treated as Severance Payments, as well as any payments or benefits provided outside of this Agreement that are so treated, shall not cause the Corporation to have paid an Excess Severance Payment. In computing such amount, the parties shall take into account all provisions of Internal Revenue Code Section 280G, including making appropriate adjustments to such calculation for amounts established to be Reasonable Compensation.

(i) Modification of Amount--In the event that the amount of any Severance Payments that would be payable to or for the benefit of the Executive under this Agreement must be modified or reduced to comply with this Section 2, the Executive shall direct which Severance Payments are to be modified or reduced; provided, however, that no increase in the amount of any payment or change in the timing of the payment shall be made without the consent of the Corporation.

(j) Avoidance of Penalty Taxes--This Section 2 shall be interpreted so as to avoid the imposition of excise taxes on the Executive under Section 4999 of the Code or the disallowance of a deduction to the Corporation [or to the Bank] pursuant to Section 280G(a) of the Code with respect to amounts payable under this Agreement or otherwise.

(k) Additional Limitation--In addition to the limits otherwise provided in this Section 2, to the extent permitted by law, the Executive may in his sole discretion elect to reduce any payments he may be eligible to receive under this Agreement to prevent the imposition of excise taxes on the Executive under Section 4999 of the Code.

(l) No Obligation to Fund--The agreement of the Corporation (or its successor) to make payments to the Executive hereunder shall represent solely the unsecured obligation of the Corporation (and its successor), except to the extent the Corporation (or its successors) in its sole discretion elects in whole or in part to fund its obligations under this Agreement pursuant to a trust arrangement or otherwise.

VI. MISCELLANEOUS

1. Contract Non-Assignable. The parties acknowledge that this Agreement has been entered into due to, among other things, the special skills of the Executive, and agree that this Agreement may not be assigned or transferred by the Executive, in whole or in part, without the prior written consent of the Corporation. Any business entity succeeding to all or substantially all of the business of the Corporation by purchase, merger, consolidation, sale of assets or otherwise, shall be bound by this Agreement.

2. Other Agents. Nothing in this Agreement is to be interpreted as limiting the Corporation from employing other personnel on such terms and conditions as may be satisfactory to the Corporation.

3. Notices. All notices, requests, demands and other communications required or permitted hereunder shall be in writing and shall be deemed to have been duly given if delivered or seven days after mailing if mailed, first class, certified mail, postage prepaid:

To the Corporation: Evergreen Bancorp, Inc.
  237 Glen Street
  Glens Falls, NY 12801
  ATTN: Compensation Committee

To the Executive: Evergreen Bancorp, Inc.
  237 Glen Street
  Glens Falls, NY 12801

Any party may change the address to which notices, requests, demands and other communications shall be delivered or mailed by giving notice thereof to the other party in the same manner provided herein.

4. Provisions Severable. If any provision or covenant, or any part thereof, of this Agreement should be held by any court to be invalid, illegal or unenforceable, either in whole or in part, such invalidity, illegality or unenforceability shall not affect the validity, legality or enforceability of the remaining provisions or covenants, or any part thereof, of this Agreement, all of which shall remain in full force and effect.

5. Waiver. Failure of either party to insist, in one or more instances, on performance by the other in strict accordance with the terms and conditions of this Agreement shall not be deemed a waiver or relinquishment of any right granted in this Agreement or of the future performance of any such term or condition or of any other term or condition or of any other term or condition of this Agreement, unless such waiver is contained in a writing signed by the party making the waiver.

6. Amendments and Modifications. This Agreement may be amended or modified only by a writing signed by both parties hereto, which make specific reference to this Agreement.

7. Governing Law. The validity and effect of this Agreement shall be governed by and construed and enforced in accordance with the laws of the State of New York.

8. Arbitration of Disputes; Expenses. The parties agree that all disputes that may arise between them relating to the interpretation or performance of this Agreement, including matters relating to any funding arrangements for the benefits provided under this Agreement, shall be determined by binding arbitration through an arbitrator approved by the American Arbitration Association or other arbitrator mutually acceptable to the parties. The award of the arbitrator shall be final and binding upon the parties and judgment upon the award rendered may be entered in any court having jurisdiction. In the event the Executive incurs legal fees and other expenses in seeking to obtain or to enforce any rights or benefits provided by this Agreement and its successful in obtaining or enforcing any such rights or benefits through settlement, arbitration or otherwise, the Corporation shall promptly pay the Executive's reasonable legal fees and expenses incurred in enforcing this Agreement. Except to the extent provided in the preceding sentence, each party shall pay its own legal feels and other expenses associated with the arbitration, provided that the fee for the arbitration shall be shared equally.

9. Indemnity. The Executive shall be entitled to the benefits of the indemnity currently applicable to the Executive, if any, as provided by the Corporation's articles of incorporation or bylaws. Any changes to the articles of incorporation or bylaws reducing the indemnity granted to officers shall not affect the rights granted hereunder. The Corporation may not reduce these indemnity benefits confirmed to the Executive hereunder without the written consent of the Executive.

10. Termination of Prior Agreements. The Executive hereby agrees to a mutual termination, effective as of the effective date of this Agreement, of any prior existing change in control agreement or agreements (by whatever name), providing benefits to the Executive upon a termination of employment following a change in control of the Corporation, to which he and the Corporation are parties, and as to such prior agreements, if any, the Executives releases all claims, rights and entitlements.

11. Regulatory Approvals. This Agreement, and the rights and obligations of the parties hereto, shall be subject to approval of the same by any and all regulatory authorities having jurisdiction over the Corporation [or the Bank] to the extent such approval is required by law, regulation, or order or by the terms of that certain Memorandum of Understanding, dated March 19, 1993, by and among the Corporation, the Federal Reserve Bank of New York, and Superintendent of Banks of the New York State Banking Department [or that certain Agreement, dated March 23, 1993, by and between the Bank and the Office of the Comptroller of the Currency].

12. Regulatory Intervention. Notwithstanding any term of this Agreement to the contrary, this Agreement is subject to the following terms and conditions:

(a) The Corporation's obligations to provide compensation or other benefits to Executive under this Agreement may be suspended if the Corporation has been served with a notice of charges by the appropriate federal banking agency under provisions of Section 8 of the Federal Deposit Insurance Act (12 U.S.C. 1818) directing the Corporation to cease making payments required hereunder; provided, however, that

(i) The Corporation shall seek in good faith with its best efforts to oppose such notice of charges as to which there are reasonable defenses;

(ii) In the event the notice of charges is dismissed or otherwise resolved in a manner that will permit the Corporation to resume its obligations to provide compensation or other benefits hereunder, the Corporation shall immediately resume such payments and shall also pay Executive the compensation withheld while the contract obligations were suspended, except to the extent precluded by such notice; and

(iii) During the period of suspension, the vested rights of the contracting parties shall not be affected, except to the extent precluded by such notice.

(b) The Corporation's obligations to provide compensation or other benefits to Executive under this Agreement shall be terminated to the extent a final order has been entered by the appropriate federal banking agency under provisions of Section 8 of the Federal Deposit Insurance Act (12 U.S.C. 1818) directing the Corporation not to make the payments required hereunder; provided, however, that the vested rights of the contracting parties shall not be affected by such order, except to the extent precluded by such order.

(c) The Corporation's obligations to provide compensation or other benefits to Executive under this Agreement shall be terminated or limited to the extent required by the provisions of any final regulation or order of the Federal Deposit Insurance Corporation promulgated under Section 18(k) of the Federal Deposit Insurance Act (12 U.S.C. 1828(k)) limiting or prohibiting any "golden parachute payment" as defined therein, but only to the extent that the compensation or payments to be provided under this Agreement are so prohibited or limited.

(d) Notwithstanding the foregoing, the Corporation shall not be required to make any payments under this Agreement prohibited by law.

IN WITNESS WHEREOF, the Corporation has caused this Agreement to be executed on its behalf by this duly authorized officers and the Executive has hereunto set his hand, as of the date and year first above written.

EVERGREEN BANCORP, INC.

By: _______________________________

Title: _____________________________

Attest: ______________________________

Title: _______________________________

(CORPORATE SEAL)

EXECUTIVE

______________________________

________________________(SEAL)

Exhibit 10(k)

April 18, 1995

Paul A. Cardinal
19 County Clare Lane
Niskayuna, New York 12309

re: Severance Agreement

Dear Paul:

Evergreen Bancorp, Inc. (collectively, the "Bank"), is willing to induce you to join the Bank by offering you the severance benefits described below:

1. Term of Agreement. This Agreement shall commence on the Effective Date and shall continue in effect for the period of your employment with the Bank.

2. Severance Agreement. (a) You shall be entitled to the severance benefits herein if your employment with the Bank is ever terminated for any reason other than for Cause. Termination for "Cause" shall mean termination for the following reasons: (i) the willful engaging by you in illegal conduct that materially and demonstrably damages the Bank's business or reputation; or
(ii) any conduct in the course of your employment that constitutes, in the Bank's reasonable judgment, gross negligence, fraud, embezzlement or any acts of moral turpitude that result or are intended to result, directly or indirectly, to your personal enrichment at the Bank's expense. No act or failure to act on your part shall be considered "willful" unless done, or omitted to be done, by you in bad faith and without reasonable belief that your action or omission was in, or not opposed to, the best interests of the Bank.

(b) If your employment is ever terminated without Cause by the Bank, or if you resign from the Bank within 30 days after your principal location of employment is moved more than 50 miles without your permission or your salary is reduced below your initial starting salary of $120,000, then the Bank shall thereafter pay you your base salary for the 12 months immediately following the effective date of separation at the rate in effect just prior to the time a notice of termination is given (which amount shall not be less than the annual rate of $120,000), plus any currently available benefits (including health, disability and retirement). Any awards (including both the cash, bonus and stock components) which, pursuant to the terms of any applicable plans, had already been earned or become payable as of the date of separation, but which had not yet been paid to you, shall be due and payable within 30 days after the effective date of separation.

3. Effective Date. This Agreement shall be effective as of the date of your acceptance.

If this letter correctly sets forth our agreement on the subject matter hereof, kindly sign and return it to the Bank, which will then constitute our agreement.

Sincerely,
EVERGREEN BANCORP, INC.

By: /s/ George W. Dougan
George W. Dougan, Chairman, President & Chief Executive Officer

ACCEPTED:
/s/ Paul A. Cardinal
Paul A. Cardinal
April 18 , 1995


Exhibit 11

Evergreen Bancorp, Inc.
Computation of Net Income Per Common Share
(Dollars in Thousands, except Per Share Amounts)


                                                          Year Ended December 31,

                                                     1995           1994           1993


Net Income Per Common Share
Weighted Average Common Shares Outstanding      4,715,000      4,728,000      4,697,000
Net Income                                     $    8,380     $    7,265     $   (3,326)
Net Income per Common Share                    $     1.78     $     1.54     $     (.71)

Net Income Per Common Share--Primary
Weighted Average Common Shares Outstanding      4,715,000      4,728,000      4,697,000
Dilutive Common Stock Options                      38,000         16,000          5,000
Weighted Average Common shares and
  Common Share Equivalents Outstanding          4,753,000      4,744,000      4,702,000
Net Income                                     $    8,380     $    7,265     $   (3,326)
Net Income per Common Share--Primary           $     1.76     $     1.53     $     (.71)

Net Income Per Common Share--Fully Diluted
Weighted Average Common Shares Outstanding      4,715,000      4,728,000      4,697,000
Dilutive Common Stock Options                      66,000         16,000          5,000
Weighted Average Common shares and
  Common Share Equivalents Outstanding          4,781,000      4,744,000      4,702,000
Net Income                                     $    8,380     $    7,265     $   (3,326)
Net Income per Common Share--Fully Diluted     $     1.75     $     1.53     $     (.71)


Exhibit 13

(PAGE 1)

Managing Our Natural Resources

The year 1995 will be recorded as one of the best in the history of Evergreen Bancorp. We began the year in a strong position and ended it in an even stronger one through the judicious management of our natural resources.

Though natural resources are usually thought of as inherent to the earth, we believe that ours are inherent to Evergreen. Our financial strength itself has become a formidable natural resource. We have in place an uncommonly talented management group. Operating as "Team Evergreen," they have forged excellent strategic alliances and instilled a renewed commitment throughout our entire work force. The most important natural resource, of course, is our community banking franchise. It is the essence of our being.

In this report you will learn how all of the natural resources have been managed and are being managed to increase the value of our franchise for its stockholders.

(PAGE 2)

Our Strength has Become a Natural Resource...

Common Stock Data

Evergreen Bancorp's common stock is traded on the NASDAQ National Market System under the symbol EVGN. There were 1,654 stockholders of record as of December 31, 1995. The range of the high and low sales prices, as reported by NASDAQ, and the quarterly cash dividends paid for the years 1995 and 1994 are shown below.



1995               High           Low     Div. Paid


1st Quarter      $17.25        $14.75         $0.10
2nd Quarter       18.34         16.25          0.10
3rd Quarter       21.25         17.75          0.10
4th Quarter       23.25         20.50          0.15




1994               High           Low     Div. Paid


1st Quarter      $18.00        $12.25          $ --
2nd Quarter       17.25         13.50            --
3rd Quarter       18.00         16.25            --
4th Quarter       17.75         13.75           .05


For information on restrictions relating to the payment of cash dividends, see Note 11 of Notes to Consolidated Financial Statements.


Financial Highlights

(Dollars -- except per share data -- expressed in thousands)


                                     1995           1994           1993


Net Income/(Loss)                  $8,380         $7,265        $(3,326)
Per Share:
  Net Income/(Loss)                  1.78           1.54           (.71)
  Cash Dividends                      .45            .05            .19
Book Value                          17.71          15.51          14.82
Average Shares Outstanding      4,715,000      4,728,000      4,697,000
Year End:
  Assets                         $871,423       $833,618       $831,359
  Loans, Net of
    Unearned Income               592,198        577,329        577,351
  Deposits                        750,224        735,821        736,028
  Stockholders' Equity             83,045         73,601         69,885


(PAGE 3)

Corporate Profile

Evergreen Bancorp, Inc. (NASDAQ: EVGN) is a one-bank holding company headquartered in Glens Falls, New York. Its subsidiary, Evergreen Bank, N.A., operates 24 banking locations in a 250-mile area of eastern New York, from 50 miles south of Albany to the Canadian border.

Within this region the bank provides its corporate, institutional and individual customers with a wide range of deposit, lending, trust and investment services. Throughout its 142-year history Evergreen has pursued the essential mission of a community bank: to provide exemplary service and responsiveness to its customers and local communities.

Evergreen Bank, N.A.,with assets exceeding $861 million, is among the leading community banks in its franchise area.

Annual Meeting

The Annual Meeting of Shareholders will be held in the Adirondack Room of the Queensbury Hotel, 88 Ridge Street, Glens Falls, New York at 10:00 a.m. on April 16, 1996.

Form 10-K

A copy of the Company's Form 10-K annual report is available without charge to shareholders on written request to Kathleen G. Martinez, Secretary, 237 Glen Street, Glens Falls, New York 12801.

(PAGE 4)

George W. Dougan
Chairman and Chief Executive Officer

(PAGE 5)

Chairman's Message

To Our Valued Shareholders:

At this time last year, we had just laid the foundation.

Responding to a difficult 1993, Evergreen had marshaled its natural resources to stage a significant turnaround according to a new strategic plan. We had envisioned this plan as the foundation for our sustained progress in 1995.

That vision, I am pleased to report, has been fulfilled. Following closely on the successes of 1994, Evergreen made substantial progress in several key financial areas:

* We recorded four quarters of solid profit and overall growth in net income.

* We reduced non-performing loans by nearly 70%.

* We lowered operating expenses to increase profit and strengthen our foundation for the future.

* We saw strong stock performance and increased our dividend to $.15 per share.

As a result, Evergreen Bancorp experienced one of the strongest years in its history -- in a weak regional economy -- even while positioning itself for sustained growth in the years to come.

Solid growth in 1995...

Last year such growth came from a number of areas:

Growth in financial performance. Our baseline financial figures continued upward. Evergreen's 1995 net income of $8.4 million represents a 15% increase over 1994's net income of $7.3 million.

Growth in loans. Evergreen experienced a 4% increase in net loans to $580.1 million. This increase came despite a $20 million bulk sale of commercial loans and foreclosed real estate during the third quarter. Aggressive marketing efforts led to other strong year-end figures: loan-to-deposit ratio of 78.9%, net interest margin of 5%.

Growth in asset quality. Perhaps our most dramatic news of 1995 comes in asset quality. Partly because of the bulk sale mentioned previously, Evergreen's non-performing loans declined from $19.4 million at the end of 1994 to $5.9 million in 1995 -- a decline of 70%. As a result, the allowance for loan losses as a percentage of non-performing loans improved from 97% at the end of 1994 to 205% in 1995. Additionally, non-performing assets on a whole decreased $20.1 million from $29.9 million at the end of 1994 to $9.8 million in 1995, or 67%. Even with this success, we will not relax our diligence in resolving the remaining non-performers and monitoring current credits.

Growth in operating efficiency. Evergreen took steps in 1995 that will reduce costs in 1996 -- and so improve operating efficiencies -- on three important fronts. First, the bulk sale eliminated the expense of managing, maintaining and disposing of the assets involved. Second, in the third quarter we eliminated fully 10% of our full-time-equivalent positions through staff reductions, early retirements and restructuring. Finally, we formed a standing committee to encourage and implement cost-saving suggestions from employees -- many of which were implemented in the fourth quarter. While these initiatives will not have their greatest effect until 1996, we have already seen improvement in our efficiency ratio in the fourth quarter of 1995.

Growth in stock performance. Our shareholders have been rewarded for their patience and continued confidence in two ways. By the end of 1995, Evergreen's share price had risen 52% over 1994, far exceeding the performance of our competitors' stock. A second reward for our shareholders came in increased dividends: the dividend of $.05 per share in fourth quarter 1994 increased to $.15 per share by the end of 1995, and to $.20 in first quarter 1996.

(PAGE 6)

These positive figures, however, only have meaning if they come from an underlying strength in the franchise. A look at the initiatives behind the figures reveals that strength.

 ...through strong initiatives.

We developed an even stronger management team. In reorganizing "Team Evergreen" for efficiency, we added to its profit potential. First, the appointment of a new Capital Region President should help us develop more profitable commercial relationships in what is, by far, the area where we have the most potential to capture market share. We have also brought first-rate management skills into asset quality, finance and branch administration.

In most organizations such changes can be difficult. But because we maintain an intelligent, motivated staff at every level, we were able to make the changes almost effortlessly. This remarkable depth of human resources provides us with an unusually stable and talented base for future growth.

We positioned our Trust and Investment Group for significant growth. During 1995 Evergreen laid the foundation for aggressive business development in trust and investment. To optimize our capabilities, we expanded our facilities and staff in all regions, with special emphasis on the market segment with the highest potential, the Capital Region.

These efforts have already shown results. At the end of 1995, assets under management stood at $427.8 million, an increase of 14% over the end of 1994. Although the strong financial markets accounted for some of that growth, new business in the last quarter showed significant gains, with over $10 million in new accounts.

We seized market opportunities in lending and deposits. This past year Evergreen tailored its products and services specifically to maximize growth in a soft regional economy. Among other areas, we saw significant opportunities for profitable, creditworthy business in consumer installment lending, home equity products and indirect dealer loans. Our aggressive response has caused these three areas to pace Evergreen's loan growth in 1995.

Specifically, our development efforts led to record loan levels in indirect business. Eighty percent of our branches also broke records in consumer loans, partly due to the introduction of a Nice 'n Easy Touchtone Loan service. Proactive marketing yielded significant increases in home equities and mortgage lending. As a result, total retail loans outstanding net of unearned income increased $41.7 million, or 13%, over year-end 1994.

But retail lending was not the only contributor; Evergreen also made substantial progress in commercial loans. Our new small business term loan appealed directly to the substantial number of small businesses in our market, and staffing changes have enabled us to better utilize resources for each lending group and region.

On the deposit side two new products, Premium Savings and Money Market, have drawn the emerging affluent customer, while Privilege 50 continues its success in servicing and capturing the mature market. From these and other initiatives, deposits increased 2% in 1995 at a time when bank deposits were flowing into mutual funds.

We have used alliances to broaden our capabilities. Offering the top-quality services of a large bank and the personal service of a community bank has long been a key to Evergreen's continued strength and profitability. In 1995 we furthered that winning combination by building alliances that broaden our capabilities while enabling us to maintain flexibility.

(PAGE 7)

Taken together, these alliances have helped us reduce costs and increase market penetration. Our vendor partnership for data processing and information technology has expanded to include items processing; as such, it represents a cost-effective alternative to our in-house unit. This alliance also positions us to offer advanced technology-based services that are on the horizon, from PC-based banking to customer call centers.

A second vendor developed the software for our Nice 'n Easy Touchtone Loan service, which has already shown its profit potential throughout our region. Through other vendors we have also acquired database marketing software systems that enable us to cross-sell our existing customers more effectively.

What's ahead for 1996?

Our success in 1995 demonstrates the enduring market for a profitable, well-managed, customer-focused community bank. Evergreen is now positioned to penetrate that market as never before -- with a franchise that gains strength even as it grows impressively.

We look to achieve positive results in 1996 with a number of concrete initiatives:

* A new private banking package aimed at drawing high net worth customers -- and thus achieving greater penetration in this lucrative market.

* An aggressive effort to develop our commercial loan base through personal service and a community banking emphasis.

* Continued diligence to improve asset quality and resolve the small number of non-performing loans that remain.

* Expansion of the retail lending market, partly through the delivery of more consumer products through the Nice 'n Easy Touchtone Loan.

* Introduction of a deposit relationship product for the middle market segment.

* Repurchase of common stock under a program begun in 1995 that authorizes repurchases up to $4.75 million.

* An improvement in our efficiency ratio resulting from our cost-reduction efforts in 1995.

The staple, of course, is aggressive marketing and product delivery to both current and prospective customers. We will also consider opportunities for branch openings or acquisitions that make good financial sense, particularly in regions where we are underrepresented.

Clearly, we do not plan to rest on our laurels. Our substantial gains in 1995 have shown us new horizons in enhancing Evergreen's strength and value. In that sense, the wise management of our many natural resources has put us squarely in a new era. It is our plan -- no, our commitment -- to make the most of it for our shareholders.

George W. Dougan
Chairman and Chief Executive Officer

(PAGE 9)

Team Evergreen:
Building the Bank with a Talented Natural Resource

Since he took the helm at Evergreen two years ago, George Dougan has molded Evergreen's proven professionals into a solid, cohesive management team. The process continued this past year when Evergreen reorganized its team for efficiency and promoted staff experts to top positions in critical areas.

With these improvements our refurbished "Team Evergreen" is better equipped than ever to carry out a simple mission: providing the right mix of products and services for maximum profitability. That mission saw fulfillment at new levels and in many ways in 1995.

Retail Banking: Retaining customers for the long run

To increase profitability in the retail sector, a bank must maintain and grow its customer base through responsive service, products that fill customer needs and active cross-selling. In 1995 "Team Evergreen" addressed all three, thereby generating a solid return for shareholders.

In services, our improved turnaround on all consumer loans often translated into best-in-market delivery and additional market share. Competitive pricing of personal loans has increased Evergreen's lending stature in its largest growth area, the Capital Region. We achieved further penetration in that crucial region with the introduction of our Nice 'n Easy Touchtone Loan, through which customers can apply for loans over the telephone, 24 hours a day, seven days a week.

In terms of products, the success of Evergreen's new Premium Savings and Money Market accounts has given the bank increased market share among affluent customers. We also continue to advance in the very profitable, and largely untapped, mature market through our well-positioned senior product, Privilege 50.

Even the best products and services cannot bring profitability without effective marketing, and there is no more cost-effective strategy than cross-selling to existing customers. With the installation of new database marketing software in 1995, we now can better identify potential for new business among those customers. The concept of "relationship marketing" -- designing our marketing and products around current needs -- helps us invest our marketing dollars in the areas of greatest potential. The goal: to establish long-term relationships with our customers -- and long-term stability for our shareholders.

"Understanding our customers and marketplace is key to the successful achievement of our sales goals in 1996. With our ambitious cross-sell programs in the branches, a concentration on the use of data-based marketing and the team concept of sales and referrals, we're strategically poised for profitable growth in the retail area."

Daniel J. Burke, Senior Vice President, Retail Banking

(PAGE 10)

"Automation and technology will give us the ability to remain consistent with the service we provide our customers -- which ultimately relates back to the bottom line. Consistently superior customer service leads to growth."

George Fredette, Senior Vice President, Finance

Research and Development: Equipping customers for the future

Technology has improved the face of banking at every turn. It provides faster, more convenient service for customers -- and thus builds market share. At the same time, by automating many processes it provides banks with significant cost savings and higher operational efficiency.

To capitalize on these advantages, Evergreen in 1995 formed active task forces to evaluate available technologies. From those task forces came several key ideas. For instance, by transforming our Customer Service Department into an advanced call center, we will offer many branch functions -- such as transferring funds and opening new accounts -- by telephone.
The resulting convenience adds to our competitive advantage, and the technology realizes cost savings over traditional customer service.

Other technologies can help streamline internal bank functions. In the near future, we plan the implementation of a document imaging system, which promises faster customer service at substantially lower cost for the bank.

"We've hired exceptionally talented and experienced individuals -- the kind of expertise that enables us to make decisions quickly and soundly, allowing us to be responsive to the customer, giving us a definite competitive advantage in the trust and investment area."

John Fullerton, Executive Vice President, Evergreen Trust & Investment Group

Trust and Investment: Poised for new markets

Vital portions of our service area hold great potential for trust and investment. In 1995 Evergreen prepared major initiatives to fulfill that potential.

Perhaps most significantly, we introduced our Trust & Investment
Group into the Capital Region. By staffing that office with specialists in employee benefits, estate planning and investment management, we can now actively pursue new business in a region that we were not able to serve effectively in the past.

While penetration of these critical market segments has already yielded results, we expect to see our efforts build substantial market share in 1996 and beyond. To address another vital area, we have aimed our efforts at high net worth individuals and the lucrative market that they represent. Evergreen plans to introduce private banking in 1996 to meet their needs and open doors for related trust business.

Commercial Banking: Gaining ground with business

From new management to new products, Evergreen in 1995 made significant strides in commercial lending.

On the management side our new Capital Region President brings extensive corporate banking expertise to his position. That expertise, located in a geographic area with significant growth potential, will help us develop our niche as a long-term business partner for small and midsize companies. Staff changes in all geographic regions have molded the commercial side of Team Evergreen into an experienced, professional unit that specializes in building market share.

Throughout our service area we have instituted a new calling program to provide business customers with individual attention and superior service -- the type of service that satisfies these customers and builds a strong market base. In products we broke new ground with the introduction of the Small Business Solution,

"The changes that we've made to the commercial side of the bank have resulted in our being closer to our customers -- providing the kind of personal service that our larger competitors can't provide. That gives us added value in our marketplace."

Thomas C. Crowley, Executive Vice President, Chief Credit Officer

(PAGE 11)

a small business term loan that offers a three-day turnaround. Due to that quick response time, the loan proved successful in all regions and enables us to continue to expand our niche in the small business market.

Moving toward a future of growth

From retail to trust to corporate banking, Evergreen has readied itself for a future of growth. Our efforts aim squarely at securing and increasing our customer base as a vital part of that future. To do so, we must offer truly relevant products and services. We must exploit today's technology to meet the needs of tomorrow's market. In short, we must engage our customers in long-term relationships for a stable future.

At Evergreen we have prepared ourselves to meet those challenges and increase our customer base because our customers are the natural resource that will guide our bank profitably toward the 21st century.

Strategic Alliances:
A Natural Resource for Growth

"Operationally, we have the same technology available to us as the larger banks, but we also have the advantage of flexibility -- being quick on our feet and responding as a community bank."

Tony Koenig, Executive Vice President and Chief Administrative Officer

Evergreen's unique market niche provides a unique challenge. To increase market share, we must provide a larger bank's range of services while maintaining the flexibility and "human touch" of community banks -- all within reasonable cost limits. In 1995 as in past years, we have artfully maintained that balance through alliances with high-quality vendors, suppliers and business partners. These alliances have generated market penetration and cost savings in several areas:

Internal bank functions.
In 1995 we added items processing to the list of operations outsourced to ALLTEL, a national provider of services to the banking industry. By subcontracting this function, along with our information processing and application software needs, we can provide the same level of expertise as larger banks. This allows us to compete in our market while realizing substantial savings to the bottom line.

Precision marketing efforts. This year we introduced a Marketing Customer Information File (MCIF) software system through a partnership with MPI, Inc. By tracking significant customer information, MCIF has enabled us to know our customers better -- and cross-sell them more effectively.

Innovative products. A crucial vendor alliance continues to maintain the software for our automated Tellerphone service. Thanks to this alliance, we attained cost efficiency in software development and maintenance while acquiring the tools to improve our trademark customer service.

Cost-effective services. The success of our Nice 'n Easy Touchtone Loan derives partly from Evergreen's deft utilization of software developer Creative Solutions. Among the programs that support this new service is a credit-scoring program, which allows customers to apply for loans by phone and receive approval in ten minutes or less. This system has allowed us to further penetrate markets without adding offices.

National trust partnerships. Our alliance with Fidelity Investments Institutional Services Company, a renowned third-party provider of investment services, enables our Trust & Investment Group to better serve professional groups in all regions, thus enhancing our fee income.

By continuing to form alliances with first-rate, cost-effective vendors, Team Evergreen can better respond to our market areas in ways that gain market share while realizing significant cost savings.

(PAGE 13)

Our Community Banking Franchise:
A Shareholder's Natural Resource

One of Evergreen's greatest strengths lies in its best-kept secret: the connection between community banking and shareholder value.

Indeed, even many community banks fail to see the connection. To understand why our community franchise is so important for our shareholders, consider three key ingredients of our environment:

Our market potential is tremendous. Even with our recent strides in achieving market penetration, we still enjoy excellent prospects for new business within our service area. In the Glens Falls region we have dominant market share in some products but significant room for growth in others; we penetrate a high percentage of the total households but have substantial cross-sell potential. For the Capital and Plattsburgh regions our current market share suggests a large pool of potential new customers.

Our customers do business with good corporate citizens. Evergreen's service area is characterized by familiarity: its people know one another, volunteer with one another and very often do business with one another. Not surprisingly, they place a high priority on working with companies that serve local communities and provide personal service. Maintaining a high community profile and individual customer attention generates substantial good will -- an indispensable asset in this market.

Our larger competitors have abandoned the community niche. As in most parts of the country today, acquisitions and mergers of larger banks have presented unique opportunities for a bank of our size. Because the larger banks invariably curtail services and personal attention, many of their customers become disenchanted and become ideal prospects for our brand of community banking.

To put it simply: every day Evergreen does business in a high-potential market that values attention to customer and community. Even so, few area banks include that value in their corporate profiles. Clearly, the niche of community banking -- and its healthy market share -- is wide open for us to pursue.

Evergreen leads the way in community banking

And we pursue it with enthusiasm. Time and again, Evergreen presents itself as offering the two crucial components of community banking: individual customer attention and good local citizenship.

In terms of customer attention, we know that our most important natural resource is our ability to recognize customers as individuals. Part of that ability comes from internal tools, such as our new database marketing system and commercial calling programs. But a larger part comes from the close ties we maintain with our customers: keeping the decision-making process closer to them, making it easier for them to get the banking services they need. As a result we can design our products, services and marketing efforts around specific customer needs and thereby gain market share over competitors who are less familiar with local needs.

We also learn about our customers and gain their respect by serving as an outstanding corporate citizen. Perhaps no other event highlights this as well as the South Glens Falls Holiday Parade. A signature event for many years, this holiday tradition was in danger of ending in 1995 when its local sponsor went out of business. The parade had become an event treasured by children and parents alike, and when we learned of its potential demise, we volunteered to keep it alive. Our entire organization gave time and energy to bring this holiday tradition to the community. As a result the first annual Evergreen Holiday Parade was a smashing success. Significantly, its renaming also provides an ongoing reminder of our concern for local communities.

While important, the holiday parade is only one part of our community involvement. Over the past eight years, the annual Evergreen Tennis & Golf Tournaments have raised over $100,000 for the American Heart Association.

(PAGE 14)

In 1995 our employee volunteers walked, ran and donated hundreds of hours to nonprofit organizations. And our officers involved themselves in no fewer than 144 community concerns in the past year alone.

Continuing our leadership for 1996

At Evergreen we know that our success depends on the loyalty of our customers. That loyalty, as we have seen, comes from our commitment to customer service and community involvement. In 1996 we plan to maximize our commitment -- and increase the value of our franchise -- by offering services like private banking that address the needs of customers in our service area. At the same time we will further develop markets in our franchise region with enhanced distribution systems, ranging from new locations to new technology. We will implement only those systems that have the greatest potential to enhance our franchise value.

We will also continue our community involvement in earnest. Our people are dedicated to remaining a relevant part of our customers' lives, and management is committed to translating our loyalty into increasing shareholder value. With community banking firmly in place, Evergreen is in an ideal position to capture additional market share. Indeed, we believe that we have managed our community banking franchise -- our most precious natural resource -- both wisely and well.

"We can't let the term `community banking' become a cliche.
If it does, then we become irrelevant.
It's our job to make it relevant every single day."

Paul Cardinal, Executive Vice President, General Counsel

(PAGE 15)

FINANCIAL REVIEW

Overview of Performance

The principal source of earnings for the Evergreen Bancorp, Inc. is its single banking subsidiary, Evergreen Bank, N.A., the surviving bank from the 1994 merger of the Company's three banking subsidiaries. All discussions herein refer to the banking activities of the Company's banking subsidiary unless otherwise noted.

In 1995, the Company earned $8,380,000 or $1.78 per share compared to 1994 net income of $7,265,000 or $1.54 per share. This represents a $1.12 million increase from the prior year. Income for the year was primarily affected by a reduction in FDIC insurance expense of $938,000, and a reduction of income tax expense of $773,000. The reduction of income tax expense is largely attributable to tax benefits derived from the bulk sale of certain loan and real estate assets. These items were offset by a reduction of fee income from credit card merchant discounts of $662,000. Net income for 1994 increased $10.6 million when compared to 1993.

Average assets for 1995 totaled $849.8 million, an increase of $11.6 million or 1.4% from the 1994 average of $838.2 million. This compares to the 1994 decrease from 1993 of $33.2 million or 3.8%. The return on average assets in 1995 was .99% as compared to .87% and (.38%) in 1994 and 1993, respectively. The year-to-year increase in the return on average assets is primarily due to increased levels of net income.

The return on average stockholders' equity was 10.6% for 1995 as compared to 10.1% and (4.7)% for 1994 and 1993, respectively.

On September 29, 1995, Evergreen consummated a bulk sale (the "Bulk Sale") of certain performing and non-performing loans and Other Real Estate Owned
(OREO) for approximately $13,250,000. The assets sold carried a book value of approximately $20,000,000 and the loan loss reserve was reduced by approximately $6,345,000 as a result of the sale. In addition the Company recognized additional writedowns on OREO and fees from the sale of approximately $900,000.

Also during 1995, the Company announced and completed a work force reduction of administrative personnel amounting to approximately 10% of staff. As a result of the reduction in force the Company incurred expenses of approximately $462,000 in severance pay, termination benefits and related expenses.

Net Interest Income

Net interest income represents the most significant component of the Company's earnings. Changes in net interest income from period to period result from increases or decreases in the average balances (volume) of earning assets and interest bearing liabilities, increases or decreases in the average rates earned and paid on such assets and liabilities, the Company's ability to manage its earning asset portfolio and the availability of particular sources of funds and investment opportunities. The Analysis of Variance in Net Interest Income Due to Volume and Rates exhibit on page 18 presents an analysis of the increases and decreases in interest income and interest expense which resulted from changes in volume and changes in rates during the periods presented herein.

Net interest income on a taxable equivalent basis for 1995 increased $123,000 or .3%, from that for 1994. This increase resulted primarily from an increase in rates received on earning assets. Rising rates served to increase interest income $5.3 million while increasing interest expense $4.1, resulting in additional tax equivalent net interest income of $1.2 million. However, the increase in interest income from increases in the volume of earning assets of $.7 million was more than offset by increases in interest expense of $1.8 million from increases in the volume of costing liabilities, resulting in a decrease in tax equivalent net interest income of $1.1 million.

The net interest margin on a tax equivalent basis decreased slightly, by 7 basis points to 5.07% in 1995 compared to 5.14% in 1994. The yield on average earning assets increased 62 basis points from 7.89% in 1994 to 8.51% in 1995. Average rates paid on interest bearing liabilities increased 85 basis points to 4.13% in 1995 from 3.28% in 1994. In 1994 the net interest margin increased 33 basis points from 4.81% in 1993.

During 1995, average earning assets increased $12.7 million or 1.6%. This is a direct result of increases in average fed funds sold of $15.6 million as all other earning assets categories, including loans and investment securities, declined slightly. The decrease in loans and increase in fed funds sold was a result of relatively weak loan demand in the early portion of 1995 and the Bulk Sale transaction. Should fed funds continue to increase at the expense of loans and securities, net interest income would be negatively impacted as loans and securities typically generate yields in excess of those obtainable on fed funds sold.

The increase in average earning assets was funded by an increase in average stockholders' equity of $8.0 million or 11.1% and an increase in interest bearing liabilities of $7.2 million or 1.1%.

The increase in interest bearing liabilities resulted primarily from increases in time deposits of $68.8 million, short term borrowings of $2.4 million, and long term debt of $1.9 million. These increases were offset by a decrease in Savings, NOW and MMDA balances of $65.9 million. The decrease in those account types was a result of depositors moving balances to higher yielding time deposits as spreads between core deposit and time deposit rates increased in late 1994 and early 1995.

(PAGES 16 & 17)


NET INTEREST INCOME -- AVERAGE RATES AND YIELDS

                                                                     ($000 Omitted)

                                         1995                              1994                              1993

                                      Interest                          Interest                          Interest
                             Average   Income/                 Average   Income/                 Average   Income/
                             Balance   Expense  Yield/Rate     Balance   Expense  Yield/Rate     Balance   Expense  Yield/Rate


Assets
Loans
  Taxable                   $561,276   $51,871        9.24%   $562,149   $47,080        8.38%   $584,094   $47,866        8.19%
  Tax Exempt                  17,840     1,664        9.33      18,329     1,660        9.06      19,262     1,983       10.29
Securities Held to
  Maturity and Securities
  Available for Sale
  Taxable                    179,435    11,536        6.43     179,761    11,055        6.15     185,221    11,431        6.17
  Tax Exempt                  19,952     1,779        8.92      20,985     2,094        9.98      23,747     2,458       10.35
Federal Funds Sold            22,864     1,361        5.95       7,261       320        4.41       8,710       256        2.94
Interest Bearing Deposits
  with Banks                     373        17        4.56         579         7        1.21          16        --          --
Total Earning Assets         801,740    68,228        8.51     789,064    62,216        7.89     821,050    63,994        7.79
Allowance for Loan Losses    (16,748)                          (19,480)                          (18,779)
Cash and Due from Banks       28,436                            30,808                            34,847
Other Non-Earning Assets      36,396                            37,844                            34,300
  Total Assets              $849,824                          $838,236                          $871,418

Liabilities and
  Stockholders' Equity
Regular Savings,
  NOW and MMDAs             $347,575     9,801        2.82%   $413,426   $11,052        2.67%   $434,370   $12,858        2.96%
Time Deposits                298,703    16,365        5.48     229,915     9,832        4.28     241,720    10,963        4.54
Short-Term Borrowings          8,220       532        6.47       5,855       236        4.03       7,998       245        3.06
Long-Term Debt                12,970       874        6.74      11,029       563        5.10       8,897       466        5.24
Total Interest
  Bearing Liabilities        667,468    27,572        4.13     660,225    21,683        3.28     692,985    24,532        3.54
Demand Deposits               92,976                            96,835                            99,269
Other Liabilities              9,098                             8,941                             8,425
Stockholders' Equity          80,282                            72,235                            70,739
  Total Liabilities and
    Stockholders' Equity    $849,824                          $838,236                          $871,418
Net Interest Income
  (Tax Equivalent Basis)                40,656                            40,533                            39,462
Tax Equivalent Adjustment               (1,057)                           (1,229)                           (1,382)
Net Interest Income                    $39,599                           $39,304                           $38,080
Net Interest Rate Spread                              4.38%                             4.61%                             4.25%
Net Interest Margin                                   5.07%                             5.14%                             4.81%

Non-accrual loans are included in the above analysis and the related income on these loans is deemed immaterial.

Portions of income earned on certain Commercial Loans, U.S. Government
Obligations and Obligations of State and Political Subdivisions are exempt from Federal and/or State taxation. Appropriate adjustments have been made to reflect the equivalent amount of taxable income that would have been necessary to generate an equal amount of after tax income. The taxable equivalent adjustment is based on a marginal Federal income tax rate of 35% in 1995 and 34% in 1994, and 1993 along with a marginal State income tax rate of 9.675%, 10.13%, and 10.35% in 1995, 1994 and 1993 respectively.

For the purposes of this analysis, Securities Available for Sale are stated at average amortized cost and Stockholders' Equity is unadjusted for the effects of SFAS No. 115.


(PAGE 18)


ANALYSIS OF VARIANCE IN NET INTEREST INCOME DUE TO VOLUME AND RATES

The following table sets forth the dollar amounts of interest income (on a taxable equivalent basis) and interest expense and changes therein resulting from changes in volume and changes in rate. The change in interest due to both rate and volume has been allocated to change due to volume and change due to rate based on the percentage relationship of such variances to each other.


                                              1995 vs. 1994                        1994 vs. 1993

                                         Total   Increase/(Decrease)          Total   Increase/(Decrease)
                                     Increase/      Due to Change in      Increase/      Due to Change in
                                    (Decrease)     Volume       Rate     (Decrease)     Volume       Rate

Interest Earned:                                  ($000 Omitted)


Loans
  Taxable                               $4,791    $   (73)    $4,864        $ (786)    $(1,823)    $1,037
  Tax-Exempt                                 4        (45)        49          (323)        (93)      (230)
Investment Securities
  Taxable                                  481        (20)       501          (376)       (336)       (40)
  Tax-Exempt                              (315)      (100)      (215)         (364)       (278)       (86)
Federal Funds Sold                       1,041        895        146            64         (47)       111
Interest Bearing Deposits                   10         (3)        13             7           4          3
Changes in Total Interest Income         6,012        654      5,358        (1,778)     (2,573)       795

Interest Expense Incurred:
Regular Savings, NOW and MMDAs          (1,251)    (1,832)       581        (1,806)       (600)    (1,206)
Time Deposits                            6,533      3,368      3,165        (1,131)       (521)      (610)
Short-Term Borrowings                      296        118        178            (9)        (75)        66
Long-Term Debt                             311        110        201            97         109        (12)
Changes in Total Interest Expense        5,889      1,764      4,125        (2,849)     (1,087)    (1,762)
Change in Net Interest Income           $  123    $(1,110)    $1,233        $1,071     $(1,486)    $2,557


Income Taxes

Income tax expense for 1995 was $3.0 million as compared to income tax expense of $3.8 million in 1994 and an income tax benefit of $1.2 million in 1993.

The effective income tax rates were 27%, 34% and 27% for 1995, 1994 and 1993, respectively. The marginal rate for Federal Income Taxes was 34% in 1995, 1994 and 1993. Income taxes for financial reporting purposes differ from the amount computed by applying the statutory rate to income before taxes. The difference is due primarily to tax-exempt income from certain loans and investment securities and nondeductible expenses. The decrease in the effective tax rate for 1995 is primarily a result of New York State tax benefits resulting from the Bulk Sale and re-evaluations of reserves related to deferred Federal tax assets in light of the sale. Refer to Note 9 of the Notes to Consolidated Financial Statements for a more comprehensive analysis of the provision for income taxes.

The Company accounts for income taxes in conformity with Statement of Financial Accounting Standards No. 109 (SFAS No. 109), Accounting for Income Taxes. SFAS No. 109 adopts what is known as the liability method of accounting for deferred taxes. The liability method requires recognition of a tax liability, or asset, for the deferred tax consequences of events that have occurred at the date of the financial statements. Subsequent changes in tax rates and other tax law provisions are to be reflected in the measurement of those tax liabilities and assets and are to be recognized in net income when the changes are enacted.

(PAGE 19)

Asset/Liability Management

The Company, in order to insure that the risk to earnings from changes in interest rates is maintained within acceptable limits, manages these risks through its asset/liability management function.

Asset/liability management at Evergreen consists primarily of, the interest rate sensitivity "gap" analysis, and simulations of net interest income under alternative balance sheet structures incorporating a "rate shock" to measure earnings volatility due to an immediate increase or decrease in market interest rates of up to 200 basis points. The Company has established guidelines for acceptable levels of interest rate risk and monitors the effects of changing interest rates and potential changes in interest rates on a continuous basis under the supervision of the corporate Asset/Liability Committee.

The following table shows the interest rate sensitivity gaps as of December 31, 1995:



                                                      Balance Maturing or Subject to Repricing

                                                        After 3 Mo.    After 1 Year
                                              Within     But Within      But Within       After
                                            3 Months         1 Year         5 Years     5 Years       Total

Interest-Earning Assets:                                           ($000 Omitted)


Securities Available for Sale
  at Amortized Cost                         $ 34,841       $ 35,001        $103,561    $ 16,592    $189,995
Securities Held to Maturity                    1,894          5,183          12,455       3,596      23,128
Commercial Loans                             172,340         16,730          22,766      18,537     230,373
Mortgage Loans                                75,906         49,102          72,255      49,304     246,567
Other Earning Assets                          24,503         25,055          76,359       1,941     127,858
  Total Earning Assets                       309,484        131,071         287,396      89,970     817,921
Excess Fair Value Over Cost of Securities
  Available for Sale                                                                                    790
Other Assets                                                                                         52,712
  Total Assets                                                                                     $871,423

Interest-Bearing Liabilities:
Savings                                     $ 33,861       $     --        $101,584    $     --    $135,445
NOW and Money Market
  Deposit Accounts                           102,387             --         102,386          --     204,773
Certificates of Deposit over $100M            43,464         19,883           7,267          --      70,614
Other Time Deposits                           79,909         95,061          62,555       4,487     242,012
Securities Sold Under Agreement
  to Repurchase and Federal
  Funds Purchased                                400             --              --          --         400
Other Short-Term Borrowings                    2,860             --              --          --       2,860
Long-Term Debt                                 6,055            436           8,466       8,518      23,475
  Total Interest-Bearing Liabilities         268,936        115,380         282,258      13,005     679,579
Demand Deposits                                                                                      97,380
Other Liabilities & Equity                                                                           94,464
Total Liabilities & Equity                                                                         $871,423
Interest Rate Sensitivity Gap               $ 40,548       $ 15,691        $  5,138    $ 76,965
Cumulative Interest Rate Sensitivity Gap    $ 40,548       $ 56,239        $ 61,377    $138,342    $138,342


Interest rate gap analysis provides a static viewpoint of the repricing characteristics of the entire balance sheet. It is prepared by scheduling assets and liabilities into time bands based on their next opportunity to reprice.

In computing the interest rate sensitivity gap, securities available for sale and securities held to maturity are determined to reprice at the earlier of maturity (including scheduled monthly principal repayments and anticipated principal prepayments of securities collateralized by mortgages) or the contractual repricing date. Monthly amortization and prepayments of fixed rate mortgage loans have been adjusted to reflect anticipated principal repayments above contractual terms, all other loans are presented based on contractual

(PAGE 20)

terms. Savings, NOW and Money Market deposit accounts are allocated based on management assumptions as to their interest rate sensitivity over an entire interest rate cycle even though they are subject to immediate withdrawal.

At December 31, 1995 the Company exhibited a positive, or asset sensitive, gap position. Consequently, if interest rates continue to fall, and all other variables remained fixed, it may be assumed that net interest income would decrease. Were rates to increase, net interest income might be expected to increase if all other variables remained constant.

Simple gap analysis measures the Company's exposure at a particular point in time. Moreover, gap analysis does not adequately reveal timing differences within broad time frames, delays in the repricing of certain assets or liabilities when market rates change, or changes in spreads between different markets. Accordingly, management supplements its gap analysis with simulation analysis of net interest income under a variety of alternative market interest rate scenarios. The Company's simulation modeling indicates the potential changes to net interest income under the various rate shock scenarios employed are well within the guidelines of acceptable levels.

The Company does not currently utilize derivative instruments such interest rate options, futures, or swaps to manage the Company's interest rate risk, although it may do so from time to time in the future.

The following table sets forth the maturities of the Company's consolidated loan portfolio, excluding Real Estate Mortgage, Installment, and Other Loans (loans are categorized based on the contract time period rather than based on when the loan reprices):



                                                                ($000 Omitted)

Loans at December 31, 1995, Maturing:          Within            Within        After
                                          1 Year <F1>      1 to 5 Years      5 Years         Total


Commercial                                    $58,178          $102,845      $69,350      $230,373
Real Estate Construction                        1,992                --           --         1,992
  Total                                       $60,170          $102,845      $69,350      $232,365
Loans Maturing After 1 Year:
  With Pre-Determined Interest Rate                                                       $ 37,606
  With Floating Interest Rate                                                              134,589
  Total                                                                                   $172,195


<F1> Includes demand loans having no stated schedule of prepayments and no stated maturity and certain time loans that, in the ordinary course of business, will be renewed, in whole or in part as to principal amount, at interest rates prevailing at the date of renewal.


Non-Performing Assets

Non-performing assets consist of non-performing loans, other real estate and other forms of repossessed assets. Non-performing loans are composed of (1) loans on a non-accrual basis, (2) loans which are contractually past due 90 days or more as to interest or principal payments but have not been classified as non-accrual and (3) loans whose terms have been restructured to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower.

The Company's policy with regard to non-accrual loans varies by the type of loan involved. Generally, commercial, financial and agricultural loans are placed on a non-accrual status when they are 90 days past due unless they are well secured and in the process of collection, or regardless of the past due status of the loan when management determines that the complete recovery of principal and interest is in doubt. As a matter of general policy, consumer loans are charged off after they become 120 days past due unless they are well secured and in the process of collection; however, in some instances, consumer loans are classified non-accrual when payments are past due 90 days. Mortgage loans are not generally placed on a non-accrual basis unless it is determined that the value or marketability of real estate securing the loans has deteriorated to the point that a potential loss of principal or interest exists. Once a loan is on a non-accrual basis, interest is recorded only as received and only if the loan principal is deemed fully collectible. Interest payments received on loans not deemed fully collectible are applied against the principal balance until management determines that the principal balance is fully collectible. Interest previously accrued on non-accrual loans which has not been paid is reversed and charged against income during the period in which the loan is placed on non-accrual status. Interest on restructured loans is only recognized in current income at the renegotiated rate and then only to the extent that such interest is deemed collectible.

Non-performing assets were $9,772,000 at December 31, 1995. This represents a decrease of $20,150,000 from $29,922,000 at December 31, 1994. Non-performing loans decreased $13,513,000 since December 31, 1994 to $5,912,000 at December 31, 1995. This decrease in non-performing assets was primarily the result of the Bulk Sale.

Other real estate net of transfers, losses and write-downs, decreased $6,535,000 since December 31, 1994 to $3,784,000 at December 31, 1995.

Non-accrual loans decreased $9,568,000 from $14,139,000 at December 31, 1994 to $4,571,000 at December 31, 1995. Management continually evaluates the adequacy of the collateral on non-performing loans and charges off that portion of the loan not considered recoverable.

(PAGE 21)

Management considers restructuring a loan when the facts and circumstances indicate that working with the borrower will maximize potential for principal repayment while minimizing the risk of loss. Restructured loans decreased $2,518,000 during 1995 to $138,000 at December 31, 1995. The balance represents loans whose original terms have been modified as to payment schedule or rate of interest, all of these loans are past due 90 days at December 31, 1995. The majority of the restructured loans have small balances and are secured by real estate.

The decrease in other real estate represents loans transferred to other real estate of $2,586,000 since December 31, 1994 offset by losses and write-downs of $781,000 and net proceeds received on other real estate sales of $8,340,000 for the year ended December 31, 1995.

The following table presents information concerning non-performing assets:



                                                                             December 31,

($000 Omitted)                                            1995        1994        1993        1992        1991


COMMERCIAL LOANS
Non-Accrual                                             $4,191     $13,951     $32,299     $43,236     $ 5,347
Past Due 90 Days and Still Accruing                        387       1,053       1,430       5,878      16,706
Restructured                                               138       2,656       1,476       3,196       1,117
  Total Non-Performing Commercial                        4,716      17,660      35,205      52,310      23,170

REAL ESTATE LOANS
Non-Accrual                                                334         188         406          14         311
Past Due 90 Days and Still Accruing                        491       1,172       1,255       1,125       2,576
  Total Non-Performing Mortgage                            825       1,360       1,661       1,139       2,887

INSTALLMENT LOANS
Non-Accrual                                                 46          --          --          44          69
Past Due 90 Days and Still Accruing                        325         405         282         731         988
  Total Non-Performing Installment                         371         405         282         775       1,057
  Total Non-Performing Loans                             5,912      19,425      37,148      54,224      27,114
Other Real Estate                                        3,784      10,319       2,750       1,798       1,057
Repossessed Assets -- Other                                 76         178         606         930         104
Total Non-Performing Assets                             $9,772     $29,922     $40,504     $56,952     $28,275

Non-Performing Assets as a Percent of Total Loans --
  Net of Unearned Income                                  1.65%       5.18%       7.02%       9.17%       4.49%


Of the $4.6 million of loans in non-accrual status as of December 31, 1995, approximately $4.3 million represents loans which are secured, primarily by real estate.

At December 31, 1995, the allowance for loan losses as a percent of total non-performing loans was 204.9 percent. This compares to 96.5 percent at December 31, 1994. The coverage percent at December 31, 1995, compares favorably to that ratio for peer group institutions.

In addition to the total non-performing loans set forth above, other "classified" loans were $13.5 million at December 31, 1995, compared to $13.1 million at December 31, 1994. These are loans for which management has information which indicates that the borrower may not be able to comply with present payment terms. Since there is some doubt about the ability of these borrowers to comply with payment terms, management has taken these loans under greater consideration in determining the adequacy of the allowance for loan losses.

(PAGE 22)

Loans

The total loan portfolio, net of unearned income, increased $14.9 million to $592.2 million at the end of 1995 compared to $577.3 million at year end 1994. Increases in residential real estate and consumer loans were offset by continued decreases in commercial loan balances.

Commercial loans decreased by $26.8 million in 1995 to a balance of $230.4 million, following a decrease of $44.6 million in 1994 to $257.2 million. The decrease in the commercial loan portfolio in 1995 and 1994 was accompanied by significant improvements in the credit quality of the loan portfolio, as management resolved significant portions of its non-performing loans through workouts and also, in 1995, the Bulk Sale. For 1996, management currently expects the commercial loan portfolio to remain relatively stable. However, meaningful growth in the commercial loan portfolio is dependent on improved economic conditions in the upstate New York regions in which the Company operates.

Residential mortgage loans increased to $244.6 million at December 31, 1995, a $14.8 million increase over 1994's balance of $229.8 million. In 1994, residential mortgage loans increased by $25.5 over 1993. The increase in 1995 was attributed to improved focus on residential loan origination, notwithstanding a decline in refinancing opportunities as interest rates rose. The significant increase in residential loans in 1994 over 1993 was largely attributed to the lower mortgage interest rates that made refinancing attractive to many homeowners.

Consumer loans increased to $114.9 million at December 31, 1995, a $27.5 million increase over 1994's balance of $87.4 million. The significant increase in Consumer Loans in 1995 was due primarily to the introduction of new products such as the Touch-Tone Loan Program, and improved penetration into the automobile dealer indirect markets. The most significant portion of the new consumer loans in 1995 were secured by first liens on automobiles. In 1996, continued success of the Touch-Tone Loan Program may decrease the proportion of the Company's Consumer Loans that are secured. Consumer loans increased by $19.6 million in 1994 over 1993, this was primarily attributed to a new focus in the automobile dealer indirect market.

The following table sets forth the classification of the Evergreen consolidated loans, net of unearned income, by major category:



                                                       ($000 Omitted)

December 31,                      1995          1994          1993          1992          1991


Commercial                    $230,373      $257,152      $301,756      $359,137      $343,418
Real Estate Construction         1,992         2,574         2,538         2,127         2,629
Real Estate Mortgage           244,575       229,799       204,276       194,535       202,279
Installment                    114,874        87,352        67,794        63,899        78,729
Other                              384           452           987         1,281         2,452
  Total Loans                 $592,198      $577,329      $577,351      $620,979      $629,507


Allowance for Loan Losses

The Company's allowance for loan losses decreased $6.6 million from $18.8 million at December 31, 1994 to $12.2 million at December 31, 1995. The principal cause of the reduction was a net charge off of $6.3 million taken as a result of the Bulk Sale. The Bulk Sale and other resolutions of non-performing assets has caused the Company's ratios of allowance for loan losses to non-performing loans and non-performing assets to steadily improve.

The provision for loan losses amounted to $1.8 million for 1995 as compared to $2.2 million for 1994, a decrease of $.4 million or 18.6%. This decrease resulted from improvements in the credit quality of the loan portfolio during 1995. The improved credit quality is reflected in the decrease in non-performing loans of approximately $13 million at December 31, 1995, to $5.9 million, a nearly 70% decrease from 1994's level of non-performing loans. In 1994, the provision for loan losses was $2.2 million, a significant decrease from 1993's level of $15.4 million, when the Company recorded reserves for the higher level of non-performing loans at that time.

The allowance for loan losses represents amounts available for future credit losses and reflects management's ongoing detailed review of certain individual credits, as well as analysis of the historic net charge off experience of the portfolio, an evaluation of current and anticipated economic conditions, peer group statistics and other pertinent factors. Based on these analyses, the Company believes that its year end reserve is adequate.

Loans (or portions thereof) deemed uncollectible are charged against the allowance, while recoveries of amounts previously charged off are added to the allowance. Provisions for loan losses charged to earnings are added to the allowance. Amounts are charged off once the probability of loss has been determined, with consideration given to factors such as the customer's financial condition, underlying collateral and guarantees, and general and industry economic conditions.

(PAGE 23)

The following table summarizes year-end loan balances, average loans outstanding and changes in the allowance for loan losses due to loan losses, recoveries and additions charged to expense:



                                                                                     ($000 Omitted)

Year Ended December 31,                                           1995         1994         1993         1992         1991


Amount of Loans Outstanding End of Year
  (Less Unearned Income)                                      $592,198     $577,329     $577,351     $620,979     $629,507

Average Loans Outstanding During Year
  (Less Average Unearned Income)                              $579,116     $580,478     $603,356     $629,014     $631,839

Balance of Allowance at Beginning of Year                     $ 18,752     $ 18,754     $ 13,357     $  8,842     $  5,840
Loans Charged Off:
  Commercial, Financial and Agricultural                        (8,569)      (4,021)     (10,597)      (8,625)      (4,358)
  Real Estate                                                     (227)        (283)        (321)        (257)         (47)
  Consumer                                                        (742)        (477)        (919)        (741)        (842)
Total Loans Charged Off                                         (9,538)      (4,781)     (11,837)      (9,623)      (5,247)

Recoveries of Loans Previously Charged Off:
  Commercial, Financial and Agricultural                           881        2,275        1,586          219           36
  Real Estate                                                       16           84           43           42            4
  Consumer                                                         204          209          228          202          111
Total Recoveries                                                 1,101        2,568        1,857          463          151
Net Loans Charged Off                                           (8,437)      (2,213)      (9,980)      (9,160)      (5,096)
Additions to Allowance Charged
  to Operating Expense                                           1,800        2,211       15,377       13,675        8,098
Balance of Allowance at End of Year                           $ 12,115     $ 18,752     $ 18,754     $ 13,357     $  8,842

Total Non-Performing Loans as a Percent
  of Total Loans -- Net of Unearned Income                        1.00%        3.36%        6.43%        8.73%        4.31%
Net Charge-Offs as Percent of Average Loans Outstanding
  During Year (Less Average Unearned Income)                      1.46          .38         1.65         1.46          .81
Net Charge-Offs as Percent of Allowance
  at Beginning of Year                                           44.99        11.80        74.72       103.60	     87.26
Allowance as Percent of Loans Outstanding
  at End of Year (Less Unearned Income)                           2.05         3.25         3.25         2.15	      1.40
Allowance as Percent of Non-Performing Loans Outstanding
  at End of Year (Less Unearned Income)                         204.92        96.54        50.48        24.63	     32.61


(PAGE 24)

Other (Non-Interest) Income

Non-Interest income decreased $1,292,000 or17.2% in 1995 as compared to 1994 which was a decrease of $590,000 from 1993. Service charges on deposit accounts increased $24,000 or 0.9% in 1995 over 1994, and decreased $289,000, or 9.5% in 1994 versus 1993. Trust Department fees decreased $177,000 or 7.4% in 1995, following an increase of $105,000 in 1994. Credit card merchant discount decreased $662,000 from the 1994 level which decreased $592,000 from 1993. The 100.0% and 47.2% decrease in 1995 and 1994 respectively are attributable to the sale of the merchant card portfolio in the first quarter of 1994. Similar expense reductions were realized through the sale.

Net losses on security transactions of $137,000 and $93,000 during 1995 and 1994, respectively were the result of management's decision to replace certain under performing securities.

Miscellaneous other income decreased $433,000 in 1995 or 24.2%, following an increase of $355,000 or 24.7% in 1994. The decrease in other income in the current year and increase in 1994 over 1993 was caused primarily by a $152,000 liquidating dividend received by the Company from its past data processor and a $202,000 gain on the sale of the credit card merchant portfolio. Management does not see a material change in the trend of other income in the foreseeable future.



                                           ($000 Omitted)

                                     1995        1994        1993


Trust Department
  Fees                             $2,213      $2,390      $2,285
Services Charges on
  Deposit Accounts                  2,791       2,767       3,056
Credit Card Merchant Discount          --         662       1,254
Net (Loss)/Gain on Security
  Transactions                       (137)        (93)         76
Miscellaneous
  Other Income                      1,357       1,790       1,435
  Total                            $6,224      $7,516      $8,106


Other (Non-Interest) Expenses

Non-Interest expense decreased $928,000 or 2.8% in 1995 following a decrease of $1,832,000 or 5.2% in 1994. The decreases were primarily due to a $938,000 decrease in FDIC insurance during 1995 and a $1,417,000 decrease in net loss of other real estate during 1994.

Salaries and benefits, which represent the largest portion of other non-interest expense, recorded an increase in 1995 of $677,000 or 4.5% from 1994 and an increase of $1,109,000, or 7.9% increase over 1993. 1995's increase over 1994 was primarily the result of merit increases and expenses associated with the Corporate reduction in force. 1994's increase over 1993 primarily was the result of the Company's moving to fully staff its new credit quality function in 1994. The full time equivalent staff was 392 and 428 at year-end 1995 and 1994, respectively.

FDIC insurance expense decreased $938,000 or 46.8% in 1995, to $1,065,000 from $2,003,000 in 1994, which was a $50,000 or 2.6% increase over the 1993 expense. The FDIC has indicated that the Bank Insurance Fund has been recapitalized in 1995, and has indicated a willingness to further reduce rates in 1996.

Professional fees decreased $251,000, or13.1%, in 1995, to $1,659,000 from $1,910,000 in 1994. The principal force behind this expense decrease is lesser utilization of lawyers and consultants engaged to assist in the reduction of non-performing assets.

Total non-interest expense as a percentage of average assets was 3.8%, 4.0% and 4.1% in 1995, 1994 and 1993, respectively. This ratio decreased primarily due to salaries and benefits expense increases being offset by decreases in FDIC insurance, credit card interchange fees, professional fees and net losses on other real estate.

Management, except as noted above, does not anticipate a material change in the trend of other non-interest expenses in the foreseeable future.



                                           ($000 Omitted)

                                     1995        1994        1993


Salaries & Benefits               $15,809     $15,132     $14,023
FDIC Insurance                      1,065       2,003       1,953
Data Processing                     2,092       2,092       1,955
Professional Services               1,659       1,910       2,826
Occupancy                           2,017       1,819       1,983
Furniture & Equipment               1,852       1,881       2,016
Advertising                           729         878         864
Net Loss on Other Real Estate         781         869       2,286
Supplies and Printing               1,038         760         823
Credit Card Interchange Fees           --         496       1,021
Miscellaneous
  Other Expenses                    5,558       5,688       5,610
  Total                           $32,600     $33,528     $35,360


(PAGE 25)

Liquidity

Liquidity represents a banking enterprise's continuing ability to meet its funding needs, such as loan demand and the maturity or withdrawal of deposits and other financial obligations. In addition to maintaining liquid assets, factors such as capital position, profitability, asset quality and availability of funding, affect a bank's ability to meet its liquidity needs. The Company's primary sources of liquidity continue to be federal funds sold, securities available for sale and investment securities maturing within one year.

The securities available for sale portfolio was created in 1992 largely from securities previously held as investment securities. The available for sale portfolio is carried at estimated fair value and is available to support funding requirements.

Other sources of liquidity include repayment of loans and the federal funds market (a vehicle banks use to trade surplus funds). There is also balance sheet liquidity in the form of assets that can collateralize securities to be offered for sale or borrowings. The Company, through the bank subsidiary, has the availability to borrow up to $42.2 million from the Federal Home Loan
Bank of New York (FHLB) (upon purchase of required FHLB stock) through its line of credit program. In addition, the subsidiary bank is eligible to borrow up to 30% of assets under the FHLB advance program subject to FHLB stock level requirements, collateral requirements and individual advance approvals based on FHLB credit standards. The Company also has the availability to borrow up to $7.6 million at the Federal Reserve Discount Window along with informal federal funds purchase agreements with correspondent banks of up to $13.0 million. When the Company experiences a net outflow of funds, maturing certificates of deposit with other banks and maturing long-term investments are not reinvested until sufficient excess funds are available. The Company on average during 1995 sold $22.9 million daily in federal funds, in contrast, purchases and other short-term borrowings averaged $8.2 million. Net cash provided by operating activities was $15.1 million for 1995 as compared to $12.8 million for 1994. Net cash used by investing activities was $29.0 million in 1995 compared to net cash used of $6.6 million in 1994. This increase is primarily a result of net increases in loans, net of loan sales, compared to the prior year of $13.2 million and securities of $10.2 million. Net cash provided by financing activities increased $26.5 million to $23.0 million in 1995. This increase is primarily a result of a $14.4 million increase in cash flow from deposits and $13.5 million in additions to long term-borrowings. The level of cash and cash equivalents was $43.6 million at December 31, 1995.

The Company has no significant capital expenditure commitments outstanding at December 31, 1995. Capital expenditures in 1995 of approximately $1.3 million consisted primarily of office furniture, data processing equipment and software. In 1996, the Company may begin to expand the number of branches from the current number of 24, but no commitments have yet been made. Such expenditures would not be expected to be material.

The Parent Company (see Note 17 to the financial statements) held cash and readily liquefiable assets of $1.0 million.

Securities

The Company's securities portfolio in the aggregate increased to $214 million at December 31, 1995, a $17.1 million increase over 1994's balance of $196.9 million. In 1994, the aggregate securities portfolio decreased by $12.1 million from 1993. This decrease was primarily associated with declines of fair value in the available for sale portfolio. The increase in the securities portfolio in 1995 was largely attributed to the Company's improved liquidity, due primarily to proceeds from the Bulk Sale and moderate loan demand. Securities held to maturity comprise a diminishing proportion, approximately 10%, of the aggregate securities portfolio at December 31, 1995. This is consistent with management's objective to maintain flexibility and adequate liquidity by classifying most securities as available for sale.

The following table displays the distribution of the securities portfolio by major category and maturity:


Securities Available for Sale & Securities Held to Maturity

As of December 31, 1995:


                                                              ($000 Omitted)

                       U.S. Treasury                   State and                               Total Securities Available for Sale
                        & Agency<F1>            Political Subdivisions                Other        and Securities Held to Maturity

               Amortized               Fair  Amortized              Fair  Amortized             Fair   Amortized               Fair
                    Cost  Yield       Value       Cost  Yield      Value       Cost  Yield     Value        Cost  Yield       Value


0-1 year        $ 37,663   5.22%   $ 37,565    $ 6,657   6.69%   $ 6,762     $   31   7.13%   $   32    $ 44,351   5.44%   $ 44,359
1-5 years         99,207   6.60     100,069      6,415   7.07      6,761      3,795   6.46     3,701     109,417   6.62     110,531
5-10 years        12,982   6.69      12,965      5,717   8.61      6,529         --     --        --      18,699   7.28      19,494
Over 10 years     40,402   7.43      40,651        254   5.40        265         --     --        --      40,656   7.42      40,916
Total           $190,254   6.51%   $191,250    $19,043   7.38%   $20,317     $3,826   6.48%   $3,733    $213,123   6.59%   $215,300
Avg. Maturity:             3.0 years                     3.2 years                    2.8 years                    3.0 years


<F1> Includes $157,386 of mortgage-backed securities which are secured by agencies of the U.S. government.


(PAGE 26)

Capital

At December 31, 1995, and 1994 stockholders' equity was $83.0 million and $73.6 million, respectively. This represents an increase of $9.4 million or 12.8%. This compares to an increase of $3,716,000 or 5.3% for 1994 versus to 1993. The 1995 increase primarily represents the retention of $6.3 million of earnings in 1995 and a $4.3 million available for sale securities adjustment, net of deferred tax expense. During 1995, the Company paid $2.1 million in dividends or $.45 per share and purchased approximately 103,000 shares of treasury stock at a cost of $2.0 million. The adequacy of the Company's capital is reviewed by management on an ongoing basis in relation to the size, composition and quality of the Company's resources and in conjunction with regulatory guidelines and industry standards.

In early 1990, United States bank regulators issued guidelines with respect to the capital adequacy of banks and bank holding companies. These guidelines supplement the existing definitions of capital for regulatory purposes and establish minimum capital standards related to the level of assets and off-balance sheet exposures, adjusted for credit risk. Specifically, the guidelines categorize assets on and off-balance sheet into four risk-weightings and require banking institutions to maintain minimum ratios of capital to risk-weighted assets. Tier 1 capital is essentially comprised of tangible stockholders' equity for common stock and certain perpetual preferred stock, and Tier 2 capital includes a portion of the reserve for loan losses, certain qualifying long-term debt and preferred stock that does not qualify as Tier 1. The regulatory minimum for Tier 1 capital is 4.0% of risk-adjusted assets while the minimum for the aggregate of Tier 1 and Tier 2 capital is 8.0%.

The Financial Institutions Reform, Recovery and Enforcement Act (FIRREA) and the Federal Deposit Insurance Corporation Improvement Act (FDICIA) are laws enacted that have or will change various aspects of the banking industry. In part these laws deal with regulatory oversight and reporting.

The following table sets forth the Company's risk based capital ratios as of December 31, 1995 and 1994, and the minimum regulatory guidelines effective for year-end 1995:



                      Evergreen          Evergreen          Minimum
  Regulatory        Bancorp, Inc.      Bancorp, Inc.      Regulatory
    Ratios          Dec. 31, 1995      Dec. 31, 1994      Guidelines


Leverage Ratio           9.5%               9.2%              3.0%
Tier 1                  14.0%              13.5%              4.0%
Total Capital           15.2%              14.8%              8.0%



Rate of Internal Capital Generation


                                     1995        1994        1993


Return on
  Average Assets                      .99%        .87%       (.38)%
Average Equity to
  Average Assets                     9.29        8.62        8.12
Return on
  Average Equity                    10.61       10.06       (4.70)
Earnings Retention Ratio            74.70       96.75         N/A
Internal Capital
  Generation Ratio<F1>               7.93        9.73         N/A

N/A Not applicable when a net loss exists.


<F1> Return on average equity times earnings retention ratio equal internal capital generation ratio.


Description of Business

Evergreen Bancorp, Inc. is registered as a bank holding company with the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956. It is regulated and supervised by the Board of Governors of the Federal Reserve System. The Company has as its principal assets, the outstanding shares of Evergreen Bank, N.A. Outside of its ownership of Evergreen Bank, N.A., Evergreen Bancorp owns only a nominal amount of assets, including an inactive venture capital subsidiary.

Evergreen Bank, N.A.'s principal banking office is located at 237 Glen Street, Glens Falls, New York. In addition it operates 24 branches located in seven counties in northeastern New York State as well as drive-in facilities in Glens Falls and Granville and a separate operations center in downtown Glens Falls. At December 31, 1995 Evergreen Bank, N.A. had assets of $861.3 million, deposits of $750.3 million and equity of $79.7 million.

Evergreen Bank, N.A. is a member of the Federal Reserve System and is subject to regulations and supervision by the Federal Reserve and the Comptroller of the Currency. Through Evergreen Bank, N.A., the holding company engages in commercial and retail banking as well as trust services. A complete range of banking services is provided including all forms of demand deposits, time deposits and repurchase agreements as well as consumer, mortgage, business and agricultural loans.

Evergreen Bank, N.A. offers safe deposit facilities, night depository, credit cards and collection services. In addition, Evergreen Bank, N.A. facilitates municipal bond transactions for customers and provides computer services with respect to payroll processing and account reconciliation.

Evergreen Venture Capital, Inc. was formed for the purpose of financing small businesses with high growth potential. This subsidiary is currently inactive and has no assets, liabilities or equity as of December 31, 1995.

Evergreen Real Estate Appraisers, formed for the purpose of performing appraisals of residential and commercial properties, was liquidated during 1995.

(PAGE 27)


SUMMARY OF SELECTED FINANCIAL DATA


For the years ended December 31                     1995         1994         1993         1992         1991


Summary of Operations:
($000 Omitted)
  Interest Income                               $ 67,171     $ 60,987     $ 62,612     $ 70,708     $ 79,694
  Interest Expense                                27,572       21,683       24,532       32,951       42,033
    Net Interest Income                           39,599       39,304       38,080       37,757       37,661
  Provision for Loan Losses                        1,800        2,211       15,377       13,675        8,098
  Net Interest Income After
    Provision for Loan
    Losses                                        37,799       37,093       22,703       24,082       29,563
  Other Income                                     6,224        7,516        8,106       11,476        7,319
  Other Expenses                                  32,600       33,528       35,360       30,545       26,966
    Income/(Loss) Before Income Taxes             11,423       11,081       (4,551)       5,013        9,916
  Applicable Income Taxes/(Benefit)                3,043        3,816       (1,225)       1,403        2,907
    Net Income/(Loss)                           $  8,380     $  7,265     $ (3,326)    $  3,610     $  7,009

Per Common Share:
  Net Income/(Loss)                             $   1.78     $   1.54     $   (.71)    $    .77     $   1.49
  Cash Dividends                                     .45          .05          .19          .76          .73

Average Balance Sheet Data (unaudited):
  ($000 Omitted)
  Total Assets                                  $849,824     $838,236     $871,418     $894,192     $855,498
  Loans Net of Unearned Income and Allowance     562,368      560,998      584,577      618,369      623,489
  Deposits                                       739,254      740,176      775,359      795,803      756,273
  Stockholders' Equity                            78,987       72,235       70,739       73,810       72,273

Return on Equity and Assets:
  Return on Average Assets                           .99%         .87%        (.38)%        .40%         .82%
  Return on Average Equity                         10.61        10.06        (4.70)        4.89         9.70
  Dividend Payout Ratio                            25.30         3.25          N/A        98.75        48.94
  Average Equity to Average Asset Ratio             9.29         8.62         8.12         8.25         8.45


(PAGE 28)


CONSOLIDATED STATEMENTS OF INCOME


                                                             ($000 Omitted)
                                                        (Except Per Share Data)

For the Years Ended December 31                       1995          1994          1993


INTEREST INCOME
  Interest and Fees on Loans                    $   52,971    $   48,231    $   49,299
  Interest and Dividends on Securities
  Available for Sale and Held to Maturity:
    U.S. Government and Agency Obligations          10,550         9,594         9,628
    State and Municipal Obligations                  1,718         2,179         2,299
    Other                                              554           656         1,130
  Interest on Balances with Banks                       17             7            --
    Interest on Federal Funds Sold                   1,361           320           256
      Total Interest Income                         67,171        60,987        62,612

INTEREST EXPENSE
  Interest on Deposits:
    Regular Savings, NOW and Money
      Market Deposit Accounts                        9,801        11,052        12,858
    Certificates of Deposit (in Denominations
      of $100,000 or More)                           3,492         1,419         1,348
    Other Time                                      12,873         8,413         9,615
  Interest on Short-Term Borrowings                    532           236           245
  Interest on Long-Term Debt                           874           563           466
      Total Interest Expense                        27,572        21,683        24,532

      Net Interest Income                           39,599        39,304        38,080
Provision for Loan Losses (Note 5)                   1,800         2,211        15,377
      Net Interest Income after Provision
      for Loan Losses                               37,799        37,093        22,703

OTHER INCOME
  Trust Department Income                            2,213         2,390         2,285
  Service Charges on Deposit Accounts                2,791         2,767         3,056
  Credit Card Merchant Discount                         --           662         1,254
  Net (Losses)/Gains on Security Transactions         (137)          (93)           76
  Other                                              1,357         1,790         1,435
      Total Other Income                             6,224         7,516         8,106

OTHER EXPENSE
  Salaries and Employee Benefits                    15,809        15,132        14,023
  FDIC Insurance                                     1,065         2,003         1,953
  Professional Services                              1,659         1,910         2,826
  Net Occupancy Expense of Bank Premises             2,017         1,819         1,983
  Furniture and Equipment Expense                    1,852         1,881         2,016
  Net Loss on Other Real Estate                        781           869         2,286
  Other (Note 12)                                    9,417         9,914        10,273
      Total Other Expense                           32,600        33,528        35,360

      Income/(Loss) Before Income Taxes             11,423        11,081        (4,551)
Applicable Income Taxes/(Benefit) (Note 9)           3,043         3,816        (1,225)

NET INCOME/(LOSS)                               $    8,380    $    7,265    $   (3,326)
  Average Net Shares Outstanding                 4,715,000     4,728,000     4,697,000
  Net Income/(Loss) Per Common Share            $     1.78    $     1.54    $     (.71)

See Notes to Consolidated Financial Statements.


(PAGE 29)


CONSOLIDATED STATEMENTS OF CONDITION


As of December 31                                                        ($000 Omitted)


                                                                         1995         1994


ASSETS
  Cash and Cash Equivalents:
    Cash and Due from Banks                                          $ 31,021     $ 32,592
    Federal Funds Sold                                                 12,600        2,000
      Total Cash and Cash Equivalents                                  43,621       34,592

  Securities Available for Sale (Note 3)                              190,785      161,079
  Securities Held to Maturity (Note 3)                                 23,128       35,803

  Loans (Note 4)                                                      599,037      588,522
  Less: Allowance for Loan Losses (Note 5)                            (12,115)     (18,752)
      Unearned Income                                                  (6,839)     (11,193)
      Net Loans                                                       580,083      558,577

  Bank Premises and Equipment (Note 6)                                 13,694       13,946
  Other Real Estate Owned                                               3,784       10,319
  Other Assets                                                         16,328       19,302
      TOTAL ASSETS                                                   $871,423     $833,618

LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits:
    Demand                                                           $ 97,380     $ 98,628
    Regular Savings, NOW Accounts and
      Money Market Deposit Accounts                                   340,218      372,381
    Certificates of Deposit
      (In Denominations of $100,000 or More)                           70,614       61,485
    Other Time                                                        242,012      203,327
      TOTAL DEPOSITS                                                  750,224      735,821
  Short-Term Borrowings (Note 7):
    Securities Sold Under Agreements to Repurchase and
    Federal Funds Purchased                                               400        1,418
    Other                                                               2,860        3,000
      Total Short-Term Borrowings                                       3,260        4,418
  Accrued Taxes and Other Liabilities                                  11,419        9,309
  Long-Term Debt (Note 8)                                              23,475       10,469
      TOTAL LIABILITIES                                               788,378      760,017

STOCKHOLDERS' EQUITY
  Common Stock $3.33 1/3 Par Value: Shares Authorized 20,000,000,
    Shares Issued 4,810,983 in 1995 and 4,765,253 in 1994              16,036       15,884
  Surplus                                                               6,680        6,141
  Undivided Profits                                                    63,065       56,811
  Market Over/(Under) Cost of Securities
    Available For Sale Net of Deferred Tax                                474       (3,857)
  Common Stock Subscribed by ESOP                                        (967)      (1,120)
  Treasury Stock (122,268 Shares in 1995 and 19,359 in 1994)           (2,243)        (258)
      TOTAL STOCKHOLDERS' EQUITY                                       83,045       73,601
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $871,423     $833,618

See Notes to Consolidated Financial Statements.


(PAGE 30)


CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                              ($000 Omitted)

                                                                                 Common          Market
                                                                                  Stock    Over/(Under)
                                  Common             Undivided   Treasury    Subscribed         Cost of
                                   Stock   Surplus     Profits      Stock       By ESOP      Securities     Total


Balance at January 1, 1993       $15,709    $5,614     $54,000    $  (258)      $(1,392)        $    --   $73,673
  Net Loss -- 1993                    --        --      (3,326)        --            --              --    (3,326)
  Cash Dividends
    ($.19 per share)                  --        --        (892)        --            --              --      (892)
  Stock Issued (22,730 shares)        76       226          --         --            --              --       302
  Stock Vested in ESOP                --        --          --         --           128              --       128

Balance at December 31, 1993      15,785     5,840      49,782       (258)       (1,264)             --    69,885
  Net Income -- 1994                  --        --       7,265         --            --              --     7,265
  Cash Dividends
    ($.05 per share)                  --        --        (236)        --            --              --      (236)
  Stock Issued (29,789 shares)        99       301          --         --            --              --       400
  Stock Vested in ESOP                --        --          --         --           144              --       144
  Change in Valuation
    Allowance on Securities           --        --          --         --            --          (3,857)   (3,857)

Balance at December 31, 1994      15,884     6,141      56,811       (258)       (1,120)         (3,857)   73,601
  Net Income -- 1995                  --        --       8,380         --            --              --     8,380
  Cash Dividends
    ($.45 per share)                  --        --      (2,126)        --            --              --    (2,126)
  Stock Issued (45,730 shares)       152       539          --         --            --              --       691
  Purchase of Treasury Stock
    (102,909 shares)                  --        --          --     (1,985)           --              --    (1,985)
  Stock Vested in ESOP                --        --          --         --           153              --       153
  Change in Valuation
    Allowance on Securities           --        --          --         --            --           4,331     4,331

Balance at December 31, 1995     $16,036    $6,680     $63,065    $(2,243)      $  (967)        $   474   $83,045

See Notes to Consolidated Financial Statements.


(PAGE 31)


CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           ($000 Omitted)

For the Years Ended December 31,                                   1995          1994          1993


Cash Flows from Operating Activities:
Net Income/(Loss)                                              $  8,380      $  7,265      $ (3,326)
Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
  Proceeds from Sale of Credit Card Receivables                      --            --           358
  Net Change in Unearned Loan Fees                                   52           123           (80)
  Net Change in Other Assets and Other Liabilities                  707            89         1,146
  Loss/(Gain) on Sale of Loans, Securities
    and Other Real Estate                                           136            43          (285)
  Decrease/(Increase) in Deferred Tax Benefit                     1,489          (210)       (1,797)
  Loss on Write-Down of Other Real Estate                           781           869         2,286
  Loss on Disposition of Assets                                      --            31           185
  Depreciation                                                    1,515         1,572         1,711
  Provision for Loan Losses                                       1,800         2,211        15,377
  Amortization of Premiums & Accretion of
    Discounts on Securities, Net                                    214           767         2,328
    Net Cash Provided By Operating Activities                    15,074        12,760        17,903

Cash Flows From Investing Activities:
Proceeds from Sales of Securities Available for Sale              8,404        24,872         2,184
Proceeds from Maturities of Securities Available for Sale        42,278        34,172        17,354
Purchases of Securities Available for Sale                      (73,505)      (46,606)      (32,734)
Proceeds from Sales of Securities Held to Maturity                   --            --         3,974
Proceeds from Maturities of Securities Held to Maturity          23,021         3,043        57,068
Purchases of Securities Held to Maturity                        (10,361)      (10,670)      (48,092)
Proceeds from Sales of Loans                                     18,480         6,676        15,024
Change in Credit Card and Check Overdraft Receivables               331           100           865
Proceeds from Sales of Other Real Estate                          8,340         2,300         3,842
Net (Increase)/Decrease in Loans                                (44,754)      (19,778)       10,610
Capital Expenditures                                             (1,263)         (732)       (1,166)
    Net Cash (Used)/Provided by Investing Activities            (29,029)       (6,623)       28,929

Cash Flows From Financing Activities:
Net Increase/(Decrease) in Deposits                              14,403          (207)      (71,123)
Net (Decrease)/Increase in Short-Term Borrowings                 (1,158)       (5,382)        5,449
Payments on Long Term Debt                                         (341)       (5,283)         (227)
Proceeds from Issuance of Long-Term Debt                         13,500         7,200            --
Proceeds from Issuance of Common Stock                              691           400           302
Payments for Purchase of Treasury Shares                         (1,985)           --            --
Dividends Paid                                                   (2,126)         (236)         (892)
    Net Cash Provided/(Used) by Financing Activities             22,984        (3,508)      (66,491)

Net Increase/(Decrease) in Cash and Cash Equivalents              9,029         2,629       (19,659)
Cash and Cash Equivalents at Beginning of Year                   34,592        31,963        51,622

Cash and Cash Equivalents at End of Year                       $ 43,621      $ 34,592      $ 31,963

Supplemental Disclosure of Cash Flows:
Interest Paid                                                  $ 28,271      $ 21,366      $ 24,813
Taxes Paid                                                     $  3,388      $  4,068      $  1,847

Supplemental Schedule of Non-Cash Investing and Financing Activities:

Certain properties which were foreclosed upon or title was otherwise transferred to the Company were transferred from loans to other real estate in the amount of $2,586,000, $10,738,000 and $7,005,000 in 1995, 1994, and
1993, respectively.

The Company borrowed $1,600,000 which was used to subscribe for common stock of the Company in 1990. Payments were made on the ESOP loan in the amount of $153,000, $144,000 and $128,000 in 1995, 1994 and 1993, respectively.

As a result of the adoption of SFAS No. 115, securities available for sale are recorded at fair value. The unrealized gain on these securities was $790,000 at December 31, 1995. The adjustment to stockholders' equity for the unrealized gain was $474,000 net of deferred income tax expense of $316,000 which is included as a decrease in the deferred tax asset. At December 31, 1994 securities available for sale had an unrealized loss of $6,429,000. The adjustment to stockholders' equity net of deferred income tax benefit of $2,572,000, was $3,857,000.

See Notes to Consolidated Financial Statements.


(PAGE 32)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Summary of Significant Accounting Policies

The accounting and reporting policies of Evergreen Bancorp, Inc. (Company) and its subsidiaries, are in accordance with generally accepted accounting principles and general practices within the banking industry. The following is a summary of the significant accounting policies used in the preparation of the consolidated financial statements.

Consolidation -- The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of significant inter-company accounts and transactions.

Securities -- Management determines the appropriate classification of securities at the time of purchase. If management has the intent and the Company has the ability at the time of purchase to hold securities until maturity, they are classified as securities held to maturity and carried at amortized historical cost. If securities are purchased for the purpose of selling them in the near term, they are classified as a trading securities and are reported at fair value with unrealized holding gains and losses reflected in current earnings. All other debt and equity securities are classified as securities available for sale and are reported at fair value, with net unrealized gains and losses reported, net of income taxes, as a separate component of stockholders' equity. Premiums are amortized and discounts accreted using a method which approximates the level-yield method. Gains or losses on security transactions are based on the adjusted cost of specific securities sold. Securities gains and losses are included in other income. On January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 (SFAS No. 115) Accounting for Certain Investments in Debt and Equity Securities, and has provided the required disclosures in Note 3.

Loans -- Loans are stated at the principal amount outstanding, net of unearned discount and deferred fees. Interest on loans is computed by methods which result in level rates of return on principal amounts outstanding. Net deferred fees are amortized as yield adjustments using methods that provide for a constant level-yield on the loan.

Commercial loans which are 90 days past due are placed on a non-accrual status unless they are well secured and in the process of collection, or regardless of the past due status of the loan when management determines that the complete recovery of principal and interest is in doubt. Consumer loans are generally charged off after they become 120 days past due. Mortgage loans are not generally placed on a non-accrual basis unless the value of the real estate has deteriorated to the point that a potential loss of principal or interest exists. Amortization of related deferred fees is suspended when a loan is placed on a non-accrual status.

On May 31, 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, (SFAS No. 114). SFAS No. 114, was amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosure, (SFAS No. 118). These Statements prescribe recognition criteria for loan impairment and measurement methods for certain impaired loans, and loans whose terms are modified in a troubled debt restructuring subsequent to the adoption of SFAS No. 114. As of January 1, 1995, the Company has adopted the provisions of SFAS No. 114 and SFAS No. 118 and has provided the required disclosures. The accompanying financial statements reflect the effect of these new pronouncements. Details of the effect of these new statements are included in Note 4. The adoption of SFAS No. 114 and SFAS No. 118 did not have a material effect on the Company's consolidated financial position or results of operations.

In May 1995, the Financial Accounting Standards Board issued SFAS No. 122, Accounting for Mortgage Servicing Rights, which amends SFAS No. 65 Accounting for Certain Mortgage Banking Activities. SFAS No. 122 requires that entities recognize as separate assets, the right to service mortgage loans for others, regardless of how those servicing rights are acquired. Additionally, SFAS
No. 122 requires that the capitalized mortgage servicing rights be assessed for impairment based on the fair value of those rights, and that impairment, if any, be recognized through a valuation allowance. The Company will adopt SFAS No. 122 in the first quarter of 1996. The adoption of SFAS No. 122 will result in increased gains recognized on the sale of mortgage loans when servicing rights are retained, offset by the amortization of the capitalized mortgage servicing rights. Based on current volume of mortgage loans sold on a servicing retained basis, management does not anticipate the adoption of SFAS No. 122 will have a material effect on the Company's consolidated financial position or results of operations.

Allowance for Loan Losses -- The allowance for loan losses is utilized to absorb losses in the loan portfolio. Provisions for loan losses are charged to operating expense and added to the allowance for loan losses. Losses are charged to the allowance and recoveries are credited to it. As a result of the adoption of SFAS No. 114, the allowance for loan losses related to loans that are identified for evaluation in accordance with SFAS No. 114 is based on discounted cash flows using the loans initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. The allowance is maintained at a level deemed appropriate by management to adequately provide for known and inherent risks in the present portfolio. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for losses on loans. Such agencies may require the Company to recognize additions to the allowance based on their judgements of information available to them at the time of examination.

Bank Premises and Equipment -- Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation and amortization of bank premises and equipment and leasehold improvements are calculated primarily by the straight-line method over an estimated useful life ranging from 3 to 40 years for financial reporting purposes and by accelerated methods for income tax purposes.

Other Real Estate -- Includes real estate held for sale which has been acquired through foreclosure or a similar conveyance of title. These assets are reported at fair value at acquisition date, and subsequently reported at the lower of its new cost basis or fair value less estimated costs to sell. Fair value is determined by appraisal of the asset. Any asset writedown at the date of acquisition is charged to the allowance for loan losses. Subsequent write down, gain or expense incurred is included in other non-interest expense.

In May 1995, the Financial Accounting Standards Board issued SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived
Assets to be Disposed of. Various assets are excluded from the scope of SFAS No. 121, including financial instruments which constitute the majority of the Company's assets. For long-lived assets included in the scope of SFAS No. 121, such as premises and equip-

(PAGE 33)

ment, an impairment loss must be recognized when the estimate of total undiscounted future cash flows attributable to the asset is less than the asset's carrying amount. Measurement of the impairment loss is determined by reducing the carrying amount of the asset to its fair value. Long-lived assets to be disposed of such as other real estate or premises to be sold, are reported at the lower of carrying amount or fair value less cost to sell. The Company will adopt SFAS No. 121 in the first quarter of 1996. Management anticipates that the adoption of SFAS No. 121 will not have a material effect on the Company's consolidated financial statements.

Income Taxes -- The Company and its subsidiaries file consolidated Federal and State income tax returns. Certain income and expense items are reported in different time periods for financial statement purposes, than for income tax purposes. Deferred income taxes are provided in recognition of such differences. The Financial Accounting Standards Board issued statement No.
109 Accounting for Income Taxes which changed the Company's method of accounting for income taxes from the deferred method required under APB 11 to the asset and liability method. The Company adopted the provision of SFAS
No. 109 effective January 1, 1993 and has provided the required disclosures in Note 9.

Retirement Plans -- The employees of the Company and its subsidiaries are covered by non-contributory pension plans which cover substantially all employees.

Earnings Per Share -- Earnings per common share is based on the daily average of common shares outstanding during each year.

In October 1995, the Financial Accounting Standards Board issued SFAS No.
123, Accounting for Stock-Based Compensation, which establishes a fair value based method of accounting for employee stock options, such as the Company's stock option plans, or similar equity instruments. Under SFAS No. 123, entities can recognize stock-based compensation expense in the basic financialstatements using either (i) the intrinsic value based approach set forth in the APB Opinion No. 25 or (ii) the fair value based method introduced in SFAS No. 123. Entities electing to remain with the accounting in APB Opinion 25, must make pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting defined in SFAS No. 123 had been applied. Under the method currently utilized by the Company (APB Opinion No. 25), compensation expense is determined based upon the option's intrinsic value, or the excess (if any) of the market price of the underlying stock at the measurement date over the amount the employee is required to pay. Under the fair value based method introduced by SFAS No. 123, compensation expense is based on the option's estimated fair value at the grant date and is generally recognized over the vesting period. Management anticipates that it will elect to continue to measure stock-based compensation costs in accordance with APB Opinion No. 25 and will adopt the pro forma disclosure requirements of SFAS No. 123 in 1996.

Statement of Cash Flows -- Cash and cash equivalents as shown in the Consolidated Statements of Condition and Statements of Cash Flow consist of cash, balances due from banks and federal funds sold.

Financial Instruments -- The Company is a party to certain financial instruments with off balance sheet risk such as commitments to extend credit and standby letters of credit. The Company's policy is to record such instruments when funded.

Use of Estimates -- Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(PAGE 34)

Note 2 Cash Balances

Cash balances on deposit at the Federal Reserve to meet regulatory requirements amounted to $6,584,000 on December 31, 1995 and $6,176,000 on December 31, 1994.

Note 3 Securities

On January 1, 1994, the Company adopted SFAS No. 115. Upon the adoption of SFAS No. 115, the Company transferred the following securities into the "available for sale" category from the "held to maturity" category:



                                 ($000 Omitted)

                            Amortized     Estimated
                                 Cost    Fair Value


U.S. Government
  and Agency Obligations     $ 17,109      $ 17,982
Mortgage-backed Securities     96,446        97,417
Other Securities                5,341         5,349
Total                        $118,896      $120,748


Into the "held to maturity" category from the "available for sale" category.



                            Amortized     Estimated
                                 Cost    Fair Value


State and Political
  Subdivisions                $20,504       $22,633


Securities available for sale carried at $143,261,000 on December 31, 1995 and $132,879,000 on December 31, 1994 were pledged to secure public and trust deposits, short-term repurchase agreements, and for other purposes.

The amortized cost and estimated fair value of securities available for sale at December 31, 1995 by maturity, are shown in the accompanying table. Securities available for sale are listed by contractual maturity except for collateralized mortgage obligations which are listed by average life. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.



                                    ($000 Omitted)

                                               Estimated
                              Amortized             Fair
                                   Cost            Value


Due in one year or less        $ 37,694         $ 37,597
Due after one year
  through five years            103,003          103,770
Due after five years
  through ten years               8,896            8,767
Due after ten years                  --	              --
Mortgage-backed securities
  due after ten years            40,402           40,651
                               $189,995         $190,785


Proceeds from sales of securities available for sale during 1995, 1994 and 1993 were $8,404,000, $24,872,000 and $2,184,000 respectively. Gross gains of
$31,000 and $133,000 and gross losses of $168,000 and $226,000 were realized on those sales during 1995 and 1994 respectively. Gross gains of $30,000 and no gross losses were realized on sales in 1993.

At January 1, 1995, the net unrealized loss on securities available for sale, net of the income tax effect, was $3,857,000. At December 31, 1995, the net unrealized gain on securities available for sale, net of the income tax effect, was $474,000 representing a $4,331,000 increase from January 1, 1995. At December 31, 1994 securities available for sale had an unrealized loss of $6,429,000. The adjustment to stockholders' equity net of deferred income tax benefit of $2,572,000, was $3,857,000.

Securities Available For Sale at December 31, 1995, and 1994 were as follows:



                                                                         ($000 Omitted)

                                                    1995                                                1994

                                               Gross        Gross   Estimated                     Gross         Gross    Estimated
                             Amortized    Unrealized   Unrealized        Fair    Amortized   Unrealized    Unrealized         Fair
                                  Cost         Gains       Losses       Value         Cost        Gains        Losses        Value

U.S. Government
  & Agency Obligations        $ 28,783        $  418         $  7    $ 29,194     $ 48,610         $130        $  559     $ 48,181
Mortgage-backed Securities     157,386         1,303          831     157,858      113,113           24         5,837      107,300
Other Securities                 3,826             1           94       3,733        5,785            1           188        5,598
                              $189,995        $1,722         $932    $190,785     $167,508         $155        $6,584     $161,079


(PAGE 35)

Securities Held to Maturity at December 31, 1995 and 1994 were as follows:



                                                                         ($000 Omitted)

                                                    1995                                                1994

                                               Gross        Gross   Estimated                     Gross         Gross    Estimated
                             Amortized    Unrealized   Unrealized        Fair    Amortized   Unrealized    Unrealized         Fair
                                  Cost         Gains       Losses       Value         Cost        Gains        Losses        Value


U.S. Government
  & Agency Obligations         $ 4,085        $  113          $--     $ 4,198      $ 4,900         $ --          $224      $ 4,676
States & Political
  Subdivisions                  19,043         1,275            1      20,317       30,903          786            37       31,652
                               $23,128        $1,388          $ 1     $24,515      $35,803         $786          $261      $36,328


The amortized cost and estimated fair value of Securities Held to Maturity at December 31, 1995 by maturity, are shown in the accompanying table. Securities Held to Maturity are listed by contractual maturity except for collateralized mortgage obligations which are listed by average life.
Expected maturities will differ from contractual maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Securities Held to Maturity carried at $16,437,000 on December 31, 1995 and $22,790,000 on December 31, 1994 were pledged to secure public and trust deposits, short-term repurchase agreements, and for other purposes.

There were no proceeds from sales, gains or losses recorded during 1995 or 1994. During 1993 proceeds were $3,974,000, resulting in gross gains of $46,000 and no gross losses.



                                 ($000 Omitted)

                            Amortized     Estimated
                                 Cost    Fair Value



Due in one year or less       $ 6,657       $ 6,762
Due after one year
  through five years            6,414         6,761
Due after five years
  through ten years             9,803        10,727
Due after ten years               254           265
                              $23,128       $24,515


Note 4 Loans

Loans at December 31, 1995 and 1994 were as follows:



                             ($000 Omitted)

                             1995         1994

Commercial               $230,771     $257,152
Real Estate Mortgage      247,183      232,373
Installment               120,654       98,545
Other                         429          452
                          599,037      588,522

Less:
  Allowance for
    Loan Losses            12,115       18,752
  Unearned Income           6,839       11,193
                           18,954       29,945
Net Loans                $580,083     $558,577


The following table presents information concerning non-performing loans:



                              ($000 Omitted)

                                December 31,

                        1995       1994       1993


Non-Accrual           $4,571    $14,139    $32,705
Past due 90+ days      1,203      2,630      2,967
Restructured             138      2,656      1,476
                      $5,912    $19,425    $37,148


At December 31, 1995 the recorded investment in loans considered to be impaired under SFAS No. 114 was $4,571,000. Included in this amount is $341,000 of impaired loans for which the related allowance for credit losses is $201,000 and $4,230,000 of impaired loans that as a result of write downs do not have an allowance for credit losses. The average recorded investment in impaired loans during the year ended December 31, 1995 was approximately $10,708,000. For the year ended December 31, 1995 the Company recognized interest income on those impaired loans of $41,000, which is recognized using the cash basis method of income recognition.

(PAGE 36)

Interest that would have been recorded on the non-accrual and restructured loans had they remained current, would have been $634,000, $1,656,000, and $2,426,000, in 1995, 1994 and 1993, respectively. Of those amounts, $195,000,
$333,000, and $349,000 were recognized as interest income. There were no unused loan commitments on non-accrual and restructured loans at December 31, 1995.

Certain directors and executive officers of the Company and its subsidiaries, including their immediate families and companies of which they were principal owners, had loan transactions with the subsidiary bank. Such loans were made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as comparable loans made to others. Total loans to these persons and companies at December 31, 1995 and 1994, respectively, amount to $12,941,000 and $11,171,000. During 1995, $4,730,000
of new loans were made, repayments of $2,960,000 were received.

Note 5 Allowance for Loan Losses

Changes in the allowance for loan losses for the years ended December 31, 1995, 1994 and 1993 were as follows:



                                            ($000 Omitted)

                                     1995         1994         1993


Balance at beginning of year      $18,752      $18,754     $ 13,357
Provision for loan losses           1,800        2,211       15,377
Recoveries during period            1,101        2,568        1,857
Losses charged to allowance        (9,538)      (4,781)     (11,837)
Balance at end of year            $12,115      $18,752     $ 18,754


Note 6 Bank Premises and Equipment

Premises and equipment at December 31, 1995 and 1994 were as follows:


           		   ($000 Omitted)

                          1995        1994


Land                  $  1,975    $  1,975
Buildings               15,531      15,468
Furniture, fixtures
  and equipment         12,032      12,507
                        29,538      29,950
Less accumulated
  depreciation         (15,844)    (16,004)
  Premises and
    equipment, net    $ 13,694    $ 13,946

Depreciation expense amounted to $1,515,000 in 1995, $1,572,000 in 1994, and $1,711,000 in 1993.


Note 7 Short-Term Borrowings

Short-term interest bearing liabilities, including Securities Sold Under Agreements to Repurchase and Federal Funds Purchased, with maturities of less than one year and their related average interest rates for the years ended December 31, 1995, 1994 and 1993 were as follows:



                                                                    ($000 Omitted)

                                         1995                             1994                            1993

                                Amount   Avg. Int. Rate         Amount    Avg. Int. Rate         Amount   Avg. Int. Rate


Amount Outstanding
  at December 31:
  Securities Sold Under
    Agreement to Repurchase    $   400             5.23%       $ 1,418              3.53%       $ 3,500             2.58%
Federal Funds Purchased             --               --             --                --          2,900             3.13%
  Other                          2,860             5.15%         3,000              5.21%         3,400             2.78%
  Total                        $ 3,260             5.16%       $ 4,418              4.75%       $ 9,800             2.81%
Maximum amount outstanding
  at any month end             $13,225             5.63%       $26,129              4.44%       $28,414             3.23%
Average amount outstanding
  during the year              $ 8,220             6.47%       $ 5,855              4.03%       $ 7,998             3.06%


(PAGE 37)

Note 8 Long-Term Debt

Long-term debt at December 31, 1995 and 1994 consisted of:



                             ($000 Omitted)

                              December 31,

                             1995       1994


IDA Revenue Bonds         $ 1,805    $ 2,040
Fixed Rate Note               123        148
Federal Home Loan Bank     20,580      7,161
ESOP Loan                     967      1,120
  Total long-term debt    $23,475    $10,469


Contractual principal payments due under long-term debt:



                           ($000 Omitted)


1996                           $5,685
1997                              729
1998                              780
1999                              829
2000                            6,930
2001 and years thereafter       8,522


IDA revenue bonds were issued in connection with construction of two subsidiary branch locations. The bonds carry interest rates ranging from 6.8% to 7.5% and mature in annual installments ending in 2001. The fixed rate note was issued in connection with the purchase of an operational facility. The note carries an 8% interest rate and matures in 1999. The ESOP loan is a floating rate loan which carried a rate of 8.5% at December 31, 1995, and matures in 2000. The Federal Home Loan Bank of New York debt consists of four separate advances with terms as follows; a $5,000,000 floating rate note that resets monthly and matures in November of 1996, the interest rate on this note was 6.88% at December 31, 1995; a $6,000,000 note with a fixed rate of 5.94% maturing in December of the year 2000; an amortizing advance with a current balance of $7,470,000 with a rate of 6.67% and a final maturity in October of the year 2005; and an amortizing advance with a current balance of $2,110,000, a rate of 6.97% and a final maturity in April of the year 2009.

Note 9 Income Taxes

As discussed in Note 1, the company adopted SFAS No. 109 effective January 1, 1993. The adoption of SFAS No. 109 did not have a material effect on the financial statements. In accordance with SFAS No. 109, deferred income tax assets and liabilities are computed based on temporary differences between the financial reporting basis and tax basis of assets and liabilities that result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. The components of the income tax provision are presented as follows:



                                         ($000 Omitted)

                                   1995        1994         1993


Current tax expense:
Federal                          $1,162      $3,077      $   532
State                               392         949           40
Total current tax expense         1,554       4,026          572

Deferred tax expense/(benefit):
Federal                           1,489        (210)      (1,797)
State                                --          --           --
Total deferred tax
  expense/(benefit)               1,489        (210)      (1,797)
  Total income taxes
    expense/(benefit)            $3,043      $3,816      $(1,225)


(PAGE 38)

A reconciliation from income taxes at the statutory rate to the effective tax included in the Consolidated Statement of Income for the years ended December 31, 1995, 1994 and 1993, is as follows:



                                                          ($000 Omitted)

                                        1995                    1994                    1993

                                           % Pretax               % Pretax               % Pretax
                                   Amount    Income       Amount    Income       Amount    Income


Tax expense/(benefit)
  at statutory rate                $3,851        34%      $3,768        34%     $(1,547)       34%
Effect of tax exempt
  interest income	             (699)       (6)        (635)       (6)        (889)       19
State income taxes, net of
  federal income tax benefit          259         2          626         6           26        (1)
Alternative minimum tax                --        --           --        --          342        (7)
Deferred tax valuation
  reserve (decrease)/increase        (425)       (3)         (29)       --          925       (20)
Other, net                             57        --           86        --          (82)        2
  Total income
    tax expense/(benefit)          $3,043        27%      $3,816        34%     $(1,225)       27%


Under Statement 109, the tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1995, 1994 and 1993 were as follows:



                                                                          ($000 Omitted)

                                                 1995                          1994                          1993

                                      Deductible        Taxable     Deductible        Taxable     Deductible        Taxable
                                       Temporary      Temporary      Temporary      Temporary      Temporary      Temporary
                                     Differences    Differences    Differences    Differences    Differences    Differences


Lease financing                               --           $ 14             --         $   33             --           $114
Depreciation                                  --            351             --            387             --            374
Prepaid expenses                              --            291             --            715             --            214
Pension and deferred remuneration        $ 2,235             --        $ 2,089             --        $ 1,699             --
Deferred loan fees, net                      394             --            409             --            460             --
Provision for loan losses                  3,700             --          5,900             --          5,866             --
Valuation of other real estate               395             --            293             --             --             --
Unused AMT credit carry forward               --             --            425             --            474             --
Other, net                                     5             --              6             --              9             --
  Total                                    6,729            656          9,122          1,135          8,508            702
  Valuation reserve                       (1,454)            --         (1,879)            --         (1,908)            --
  Deferred tax asset                       5,275             --          7,243             --          6,600             --
  Deferred tax liability                      --           $656             --         $1,135             --           $702
  Net deferred tax asset
    at December 31,                        4,619                         6,108                         5,898
  Net deferred tax asset
    at January 1,                          6,108                         5,898                         4,101
  Deferred tax (expense)/
    benefit for year
    ended December 31,                   $(1,489)                      $   210                       $ 1,797


The net deferred tax asset, as shown above, does not include the deferred tax liability of $316,000 at December 31, 1995 or the deferred tax asset of $2,572,000 at December 31, 1994 related to the tax effects of the unrealized appreciation in 1995 and depreciation in 1994 of the available for sale portfolio.

The valuation reserve, established by management at December 31, 1995, 1994 and 1993 considered the historical level of taxable income in the prior years as well as the time period that the items giving rise to the net deferred tax asset will turn around. The net deferred tax asset at December 31, 1995, 1994 and 1993 does not reflect the potential state deferred tax benefit of the net deductible temporary differences noted above.

(PAGE 39)

Note 10 Stockholders' Equity

During 1985 the Company adopted its Incentive Stock Option Plan, under which up to 202,500 shares of common stock may be granted. During 1989, the Company adopted its stock incentive plan under which up to 135,000 shares of common stock may be issued. During 1995 the Company adopted its Stock Incentive Plan under which up to 300,000 shares of common stock may be issued. Also during 1995 the Company adopted its Director's Stock Option Plan under which up to 30,000 shares of common stock may be issued. Payment for shares purchased under these plans may be made in cash or common stock of the Company at fair market value. The unexercised options have not been included in the calculation of earnings per share because the effect is immaterial. Of the 180,900 options outstanding at December 31, 1995, 170,900 are exercisable.

The following table shows the activity for the option plans for the years ended December 31, 1995 and 1994:



               Options                                                     Options            Options
             Outstanding            Options             Options            Expired/         Outstanding
              January 1             Granted            Exercised          Forfeited         December 31

Option
Price       1995      1994      1995       1994      1995      1994     1995     1994      1995      1994


$11.13     1,000     5,000        --         --        --     4,000       --       --     1,000     1,000
$12.50    33,500    35,500        --         --     5,000     2,000       --       --    28,500    33,500
$12.72     4,425    10,425        --         --        --     6,000       --       --     4,425     4,425
$12.75       300       300        --         --        --        --       --       --       300       300
$13.83        --    24,226        --         --        --    10,575       --   13,651        --        --
$14.25    88,500        --        --    104,250    24,250        --       --   15,750    64,250    88,500
$14.50     3,500     2,000        --      1,500     2,000        --       --       --     1,500     3,500
$15.30 	      --        --    19,000         --     1,500        --    1,000       --    16,500        --
$16.12    51,000        --        --     51,000     6,000        --       --       --    45,000    51,000
$17.17     8,925    10,425        --         --        --        --       --    1,500     8,925     8,925
$17.44        --        --    10,500         --        --        --       --       --    10,500        --


During 1994 the Company granted an executive officer the right to receive 5,000 shares of common stock. In accordance with the terms of the grant the officer received 2,500 shares in 1995. Receipt of the remaining 2,500 shares depends on continued employment in 1996.

In March 1995, the Company announced a program to repurchase common shares in an amount not to exceed 5% of the then outstanding shares, at an aggregate purchase price not to exceed $4.75 million. Under the program shares will be repurchased from time to time, at managements discretion, in the open market or through negotiated transactions. During 1995, approximately 103,000 shares were purchased at a cost of $1,985,000.

The closing price per share for the Company's stock was $23.25 at December 31, 1995.

(PAGE 40)

Note 11 Dividend Restrictions

Under the National Bank Act, the approval of the Office of the Comptroller of the Currency ("OCC") is required if dividends declared by subsidiary bank in any year exceed the net profits of that year, as defined, combined with the retained net profit for the two preceding years. At December 31, 1995, Evergreen's subsidiary bank could, without approval of the OCC, declare dividends aggregating $12,206,000, plus 1996 income.

Note 12 Other Operating Expenses

The components of Other Operating Expenses are as follows:



                                    ($000 Omitted)

                             1995        1994         1993


Data processing            $2,092      $2,092      $ 1,955
Advertising                   729         878          864
Supplies and printing       1,038         760          823
Credit card
  interchange fees             --         496        1,021
Other                       5,558       5,688        5,610
                           $9,417      $9,914      $10,273


Note 13 Employee Benefit Plans

The Company maintains a trusteed non-contributory pension plan covering substantially all full-time employees. Assuming retirement at age 65 after 30 years or more of service, the benefits are computed as the sum of forty three and one-half percent of average compensation, as defined in the plans, for the highest three consecutive years in the final ten years of service ("compensation base") plus fifteen percent of such compensation base in excess of covered compensation. The annual benefit is proportionately reduced for each year of credited service less than thirty years. The amounts contributed to the plan are determined annually on the basis of (a) the maximum amount that can be deducted for federal income tax purposes or (b) the amount certified by a consulting actuary as necessary to avoid an accumulated funding deficiency as defined by the Employee Retirement Income Security Act of 1974. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. Assets of the plan are primarily invested in common stock and government securities.

The following table sets forth the plan's funded status and amounts recognized in the Company's statements of condition at December 31, 1995, 1994 and 1993.



                                                                                ($000 Omitted)

                                                                          1995        1994        1993


ACTUARIAL PRESENT VALUE OF BENEFIT OBLIGATIONS:
Accumulated benefit obligation, including vested benefits of
  $9,834,000 in 1995, $8,080,000 in 1994, and $9,146,000 in 1993      $ (9,886)   $ (8,116)   $ (9,237)
Projected benefit obligation for service rendered to date             $(12,298)   $(10,382)   $(12,223)
Plan assets at fair value                                               12,239      10,045      10,408
Plan assets in deficit of projected benefit obligation                     (59)       (337)     (1,815)
Unrecognized prior service cost                                            153         162         172
Unrecognized net (loss)/gain from past experiences different
  from that assumed and effects of changes in assumptions               (1,519)       (992)      1,038
Unrecognized net asset at January 1, 1987 being recognized
  over 22.5 years                                                         (206)       (222)       (237)
Accrued pension cost                                                  $ (1,631)   $ (1,389)   $   (842)

NET PENSION COST FOR 1995, 1994 AND 1993
INCLUDED THE FOLLOWING COMPONENTS:
Service cost-benefits earned during the period                        $    414    $    510    $    464
Interest cost on projected benefit obligation                              794         750         723
Expected return on plan assets                                            (881)       (706)       (820)
Net amortization and deferral                                              (13)         (6)         (7)
Net periodic pension cost                                             $    314    $    548    $    360


The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.0 percent and 4.0 percent for 1995, 8.0 percent and 4.5 percent for 1994, and 6.5 percent and 4.0 percent for 1993. The expected long-term rate of return on assets was 8.0 percent, 9.0 percent and 7.0 percent in 1995, 1994 and 1993 respectively. During 1995, in addition to the net periodic pension cost, the Company recognized pension expense of $137,000 from curtailments and special termination benefits associated with the Company's planned reduction in force. There is also a profit sharing plan that covers all employees. For the years 1995, 1994 and 1993 there was no provision charged to operations.

(PAGE 41)

The Company has an Employees Stock Purchase Plan which all employees are eligible to join after six months of service. Employees may authorize the bank to withhold up to $200 biweekly from salary to be deposited with the plan's agent. The plan provides that the Company contribute an amount equal to 33% of each partici-pant's contribution up to a maximum employee investment of $100 biweekly. Company contributions under the plan amounted to $79,000 for 1995, $93,000 for 1994, and $78,000 for 1993.

In 1984, the Company established a 401(k) plan. All employees are eligible to join after specific service requirements. The Company contributed 25% of the total contribution made by employees for the year. Total 401(k) expense for 1995 was $69,000, the expense for 1994 and 1993 totaled $68,000 for each year.

There are also executive supplemental retirement plans. The plans' funded status and amounts recognized in the Company's consolidated financial statements are as follows:



                                                                                ($000 Omitted)

                                                                          1995        1994        1993


ACTUARIAL PRESENT VALUE OF BENEFIT OBLIGATIONS:
Accumulated benefit obligation                                         $(1,509)    $(1,358)    $(1,551)
Projected benefit obligation for service rendered to date              $(1,509)    $(1,358)    $(1,551)
Plan assets at fair value                                                   --          --          --
Projected benefit obligation in excess of plan assets                   (1,509)     (1,358)     (1,551)
Unrecognized net (loss) from past experience different
  from that assumed and effects of changes in assumptions                  250         128         225
Unrecognized net obligations at the beginning of the year
  being recognized over 15 years                                            99         115         131
Additional liability recognized                                           (349)       (243)       (356)
Accrued pension cost                                                   $(1,509)    $(1,358)    $(1,551)

NET PENSION COST FOR 1995, 1994 AND 1993
INCLUDED THE FOLLOWING COMPONENTS:
Service cost-benefits earned during the period                         $    76     $    --     $    98
Interest cost on projected benefit obligation                               97          91          94
Net amortization                                                            16          21         273
Net periodic pension cost                                              $   189     $   112     $   465


The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.0 percent, 8.0 percent and
7.0 percent for 1995, 1994 and 1993 respectively.

The rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation was 4.0 percent,
0.0 percent and 4.0 percent for 1995, 1994 and 1993, respectively.

In addition to the Company's non-contributory defined benefit retirement plan, the Company provides a defined benefit postretirement plan which provides medical benefits to employees, who have at least attained 55 years of age and 15 years of service (provided the sum of age and service is at least 75), as well as life insurance benefits to employees who, at a minimum, have attained 55 years of age and have 10 years of service. The postretirement health care portion of the plan is contributory, with participant contributions adjusted annually, and contains other cost-sharing features such as deductibles and coinsurance. While the amount of a participants contribution varies depending upon age and service, the Company has set a maximum dollar amount it will pay for medical benefits regardless of age or service. The accounting for the plan is based on the level of cost sharing as of January 1, 1995. The funding policy of the plan is to pay claims and/or insurance premiums as they come due.

(PAGE 42)

The Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS No. 106) as of January 1, 1993. As permitted under the transition provisions of SFAS No. 106, the Company has opted to amortize the accumulated postretirement benefit obligation as of the January 1, 1993 adoption date (the transition obligation) over a period of twenty years, as a component of net periodic postretirement benefit cost.

The following table presents the amounts recognized in the Company's consolidated Statement of Financial Condition as of



                                                                                ($000 Omitted)

December 31,                                                              1995        1994        1993


ACCUMULATED POSTRETIREMENT BENEFIT OBLIGATION:
Retirees                                                               $(1,716)    $(1,680)    $(1,460)
Fully eligible active plan participants                                   (170)       (166)       (443)
Other active plan participants                                            (294)       (288)       (660)
                                                                        (2,180)     (2,134)     (2,563)
Plan assets at fair value                                                   --          --          --
Accumulated postretirement benefit obligation                           (2,180)     (2,134)     (2,563)
Unrecognized transition obligation                                       1,844       1,952       2,060
Unrecognized past service costs                                           (166)       (180)         --
Unrecognized gain from changes in assumptions                                3           3         316
Accrued postretirement benefit cost included
  in other liabilities                                                 $  (499)    $  (359)    $  (187)

NET PERIOD POSTRETIREMENT BENEFIT COST
(IN THOUSANDS) FOR THE YEARS ENDED
DECEMBER 31, 1995, 1994 AND 1993
INCLUDE THE FOLLOWING COMPONENTS:
Service cost                                                           $    34     $    34     $    51
Interest cost                                                              143         136         173
Net amortization and deferral of actual results
  differing from assumptions                                               (14)         (3)         --
Net amortization of transition amount                                      108         108         108
Net periodic postretirement benefit cost                               $   271     $   275     $   332


The discount rate used in determining the accumulated postretirement benefit obligation was 7.0%, 7.0%, and 6.5% at December 31, 1995, 1994 and 1993,
respectively. For measurement purposes, a 6.0%, a 6.0% and a 13.0% annual rate of increase in the per capita cost of covered health care benefits were assumed for pre-age 65 medical coverage in 1995, 1994 and 1993, respectively. In 1995 and 1994 the rate was assumed to remain at 6%. In the 1993 calculation the rate moves to 6% by 2000 and remains at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1995, by approximately 8.4% and the net periodic postretirement benefit cost by approximately 10.2%.

(PAGE 43)

Note 14 Employee Stock Ownership Plan (ESOP)

On December 15, 1989, the Company established an Employee Stock Ownership Plan (ESOP) which purchased 100,000 newly issued and 59,700 outstanding shares of the Company's common stock. Funds for the purchase of these shares were obtained through a borrowing from an unrelated financial institution. The shares issued to the ESOP and the related borrowing are reflected in the Company's statements of financial condition as common stock subscribed and long term debt. During 1995, a portion of the borrowing was paid off by the Company releasing approximately 16,000 shares which were allocated to participating employees.



                         ($000 Omitted)

                          1995     1994


Administration            $ 18     $ 18
Interest expense           131      117
Employer contribution      396      329


Note 15 Commitments and Contingent Liabilities

The Company (through its subsidiary bank) is a party to certain financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized on the statement of financial condition. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company's exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments.

Unless otherwise noted, the Company does not require collateral or other security to support off-balance sheet financial instruments with credit risk.

Contract amounts of financial instruments that represent credit risk as of December 31, 1995 and 1994 are as follows:



                                   ($000 Omitted)

December 31,                      1995          1994


Commercial Commitments         $50,500       $41,566
Unused Home Equity Lines        29,074        24,685
Unused Overdraft Lines           6,653         6,686
Mortgage Commitments             3,316         2,354
Standby Letters of Credit        7,647        12,638
Total                          $97,190       $87,929


Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis.
The amount of collateral, if any, required by the Company upon the extension of credit is based on management's credit evaluation of the customer. Mortgage and construction loan commitments are secured by a first lien on real estate. Collateral on extensions of credit for commercial loans varies but may include accounts receivable, inventory, property, plant and equipment, and income producing commercial property.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support borrowing arrangements. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers.

The Company grants commercial, consumer and residential loans to customers throughout its marketing area. Although the Company has a diversified loan portfolio, a substantial portion of its debtor's ability to honor their contracts is dependent upon the real estate and construction related sectors of economy and the tourism industry. Variable rate mortgage loans are granted with terms which set various interest rate caps for annual and life of the loan interest rate changes.

There are no legal proceedings against the Company or its subsidiaries in 1995 or 1994 which in the opinion of management would result in a liability which would have a significant effect on the consolidated financial position of the Company.

(PAGE 44)

Note 16 Fair Value of Financial Instruments

The Financial Accounting Standards Board issued Statement No. 107,
Disclosures about Fair Value of Financial Instruments,
(SFAS 107), which requires that
the Company disclose estimated fair values for its financial instruments.
SFAS No. 107 defines fair value of financial instruments as the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced or liquidation sale. SFAS No. 107 defines a financial instrument as cash, evidence of ownership interest in an entity, or a contract that imposes on one entity a contractual obligation to deliver cash or another financial instrument to a second entity or to exchange other financial instruments on potentially unfavorable terms with a second entity and conveys to that second entity a contractual right to receive cash or another financial instrument from the first entity or to exchange other financial instruments on potentially favorable terms with the first entity.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgements regarding future expected net cash flows, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgement and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Fair value estimates are based on existing on and off balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial assets or liabilities include the deferred tax liabilities and property, plant and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates of fair value under SFAS No. 107.

In addition there are significant intangible assets that SFAS 107 does not recognize, such as the value of "core deposits", the Company's branch network and other items generally referred to as "goodwill".

The following table presents the carrying amounts and fair values of the Company's financial instruments at December 31, 1995 and 1994:



                                                                             ($000) Omitted

                                                                    1995                         1994

                                              Footnote     Carrying      Estimated      Carrying      Estimated
                                                Number        Value     Fair Value         Value     Fair Value


Derivatives                                       None           --             --            --             --
Trading instruments                               None           --             --            --             --
Nontrading instruments:
  Cash and cash equivalents                         16    $  43,621      $  43,621     $  34,592      $  34,592
  Loans (net)                                        4      580,083        593,646       558,577        563,657
  Securities                                         3      213,913        215,300       196,882        197,407
  Deposit Liabilities                               16     (750,224)      (752,784)     (735,821)      (735,123)
  Short-Term Borrowings and Long-Term Debt          16      (26,735)       (27,197)      (14,887)       (14,620)


Securities

The carrying amounts for short-term investments approximate fair value because they mature in 90 days or less and do not present unanticipated credit concerns. The fair value of longer-term investments and mortgage backed securities, except certain state and municipal securities, is estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers. The estimated fair value of certain state and municipal securities is not readily available through market sources, therefore, the fair value estimates are based on quoted market prices of similar instruments, adjusted for differences between the quoted instruments and the instruments being valued. See Note 3 Securities for detail disclosure of investment and mortgage-backed securities.

Loans

Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, consumer, real estate, and other loans. Each loan category is further segmented into fixed and adjustable rate interest terms and by performing and non-performing categories.

The following table presents information for loans at December 31:



                                                             ($000 Omitted)

                                                     1995                      1994

                                            Carrying     Estimated    Carrying     Estimated
                                              Amount    Fair Value      Amount    Fair Value


Commercial                                  $230,373      $227,262    $257,152      $247,749
Real Estate Mortgage                         246,567       250,444     232,373       228,409
Installment                                  114,874       115,548      87,352        87,048
Other                                            384           392         452           451
Loans (net of unearned income)               592,198       593,646     577,329       563,657
Less: allowance for loan losses              (12,115)           --     (18,752)           --
                                            $580,083      $593,646    $558,577      $563,657


(PAGE 45)

The estimated fair value of performing commercial loans, lease finance receivables and installment loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. The estimate of maturity is based on the contractual term of the loans to maturity. Performing real estate loans fair value is estimated based on dealer quotations for conforming loans adjusted for a factor based on the Company's loans primarily being non-conforming. The fair value of the loans not readily available through market sources is estimated by discounting anticipated cash flows using an appropriate current discount rate to determine their fair value.

Estimated fair value for significant non-performing loans is based on recent external appraisals and discounting of cash flows. Estimated cash flows are discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows and discount rates are judgmentally determined using available market information and specific borrower information.

Deposit Liabilities and Long-Term Debt

Under SFAS 107, the fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, savings, NOW accounts, money market and checking accounts, is estimated to be the amount payable on demand as of December 31, 1995 and 1994. The estimated fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

The fair value estimates do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market.

The estimated fair value of long term debt is based on the discounted value of contractual cash flows. The discount rate is estimated using the current rates offered to the Company for debt with the same remaining maturities.

Other Financial Instruments

The fair value of cash and cash equivalents, accrued interest receivable, accrued interest payable and short-term borrowings are estimated to be book value at December 31, 1995 and 1994, respectively.

Commitments to Extend Credit, Standby Letters of Credit, and Financial Guarantees Written

The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The estimated fair value of financial guarantees written and letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties. Fees, such as these, are not a major part of the Company's business and in the Company's business territory are not a "normal business practice", therefore, book value approximates fair value.

The following table presents information for deposits and long-term debt at December 31:



                                                             ($000 Omitted)

                                                     1995                      1994

                                            Carrying     Estimated    Carrying     Estimated
                                               Value    Fair Value       Value    Fair Value


Non-interest bearing demand                 $ 97,380      $ 97,380    $ 98,628      $ 98,628
Savings and NOW                              258,296       258,296     271,482       271,482
Money market deposit accounts                 81,922        81,922     100,899       100,899
Certificates of deposit:
  Maturing in six months or less             177,546       178,085     119,850       120,207
  Maturing between six months
    and one year                              64,977        65,203      60,386        60,235
  Maturing between one and
    three years                               42,560        42,870      59,285        59,141
  Maturing beyond three years                 27,543        29,028      25,291        24,531
Short-Term Borrowings and Long-Term Debt      26,735        27,197      14,887        14,620


(PAGE 46)

Note 17 Parent Company Only Condensed Financial Statements


Condensed Statements of Income


                                                      ($000 Omitted)

                                                  1995        1994     1993

Years Ended December 31,


INCOME
  Dividends from Banking Subsidiaries           $4,200     $   272   $  892
  Interest on Securities and Time Deposits          43          43       45
  Interest on Securities Purchased Under
    Agreement to Resell                             43          10       48
  Net Securities Transactions                       --          25       --
  Other Income                                       3      10,045       --
    Total Income                                 4,289      10,395      985

EXPENSES
Salaries and Employee Benefits                     605       6,466       726
Other Expenses                                     668       4,579     1,491
    Total Expenses                               1,273      11,045     2,217
  Income/(Loss) Before Income Tax Benefit
    and Equity in Undistributed Net
    Income or Loss of Subsidiaries               3,016        (650)   (1,232)
    Income Tax Benefit                             406         295     1,803
  Income/(Loss) Before
    Equity in Undistributed
    Net Income of Subsidiaries                   3,422        (355)      571
  Equity in Undistributed
    Net Income of Subsidiaries                   4,958       7,620    (3,897)
      NET INCOME/(LOSS)                         $8,380     $ 7,265   $(3,326)



Condensed Statements of Condition


                                                        ($000 Omitted)

                                                       1995         1994
December 31,


ASSETS
  Cash                                              $    50      $ 1,323
  Investments in Subsidiaries                        79,734       70,565
  Securities                                            508          508
  Securities Purchased Under Agreement
    to Resell and Time Deposits in Banks                905           --
  Premises and Equipment                              5,696        5,922
  Other Assets                                        3,894        2,708
    TOTAL ASSETS                                    $90,787      $81,026

LIABILITIES
  Long-Term Debt                                    $ 2,895      $ 3,308
  Other Liabilities                                   4,847        4,117
    TOTAL LIABILITIES                                 7,742        7,425
STOCKHOLDERS' EQUITY                                 83,045       73,601
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $90,787      $81,026


(PAGE 47)


Parent Company Only
Statements of Cash Flows


                                                         ($000 Omitted)

Years Ended December 31,

                                                     1995      1994       1993


Cash Flows from Operating Activities:
Net Income/(Loss)                                 $ 8,380   $ 7,265    $(3,326)
Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
  Gain on Sale of Assets                               (3)      (25)        --
  Decrease in Interest Receivable                      --         2          1
  Net Amortization                                      5         3          1
  Depreciation                                        228       212        197
  (Decrease)/Increase in Accrued Expenses             (57)    1,221        590
  Increase/(Decrease) in Accrued Taxes Payable        787    (1,043)      (603)
  Decrease/(Increase) in Prepaid Expenses              76      (131)       (19)
  Increase in Taxes Receivable                     (1,172)     (599)      (703)
  Increase in Cash Surrender Value                    (95)      (62)      (118)
  Undistributed (Earnings)/Losses of Affiliates    (4,958)   (7,620)     3,897
  Liquidation of Subsidiary                           120        --         --
    Net Cash Provided/(Used) By Operating
       Activities                                   3,311      (777)       (83)

Cash Flows From Investing Activities:
Proceeds From Sales of Investment Securities           --       440         --
Net Change in Short-Term Investments                 (905)    1,900        800
Proceeds from Sales of Fixed Assets                    71        --         --
Capital Expenditures                                  (70)     (238)        (2)
    Net Cash (Used)/Provided by Investing
    Activities                                       (904)    2,102        798

Cash Flows From Financing Activities:
Principal Payments on Long-Term Debt                 (260)     (295)      (227)
Payments for Purchase of Treasury Shares           (1,985)       --         --
Proceeds from Issuance of Common Stock                691       400        302
Dividends Paid                                     (2,126)     (236)      (892)

    Net Cash Used by Financing Activities          (3,680)     (131)      (817)
Net (Decrease)/Increase in Cash and
  Cash Equivalents                                 (1,273)    1,194       (102)
Cash and Cash Equivalents:
  Beginning of Year                                 1,323       129        231
  End of Year                                     $    50   $ 1,323    $   129

Cash and Cash Equivalents are cash in demand deposit accounts at the subsidiary bank.

Supplemental disclosure of Cash Flows:
Interest Paid                                     $   242   $   242    $   188

Supplemental Schedule of Non-Cash Financing Activities: Payments were made on the Company's ESOP loan in the amount of $153,000, $144,000, and $128,000 in 1995, 1994 and 1993, respectively.


Basis of Presentation

Investments in subsidiaries are recorded using the equity method of accounting and represent 100% ownership of Evergreen Bank, N.A. and Evergreen Venture Capital Corp. The Parent Company recognizes income and expenses using the accrual method of accounting.

The Statement of Changes in Stockholders' Equity and the specifics of the Stockholders' Equity section of the Statement of Condition are not included since such amounts would be repetitive of those presented in the Consolidated Financial Statements.

(PAGE 48)

Note 18 Unaudited Interim Financial Information

Following is a summary of unaudited quarterly financial information for each quarter of 1995 and 1994.



                                                          ($000 Omitted)
                                                     (Except Per Share Data)

                                    1995 Quarters Eended                1994 Quarters Ended

                              3/31     6/30     9/30    12/31     3/31     6/30     9/30    12/31


Interest Income            $16,074  $16,903  $17,025  $17,169  $14,460  $14,899  $15,495  $16,133
Net Interest Income          9,867    9,900    9,995    9,837    9,273    9,525   10,143   10,363
Provision for Loan Losses      540      540      360      360      611      520      540      540
Income Before Income Taxes   3,046    2,746    2,251    3,380    2,524    2,491    3,019    3,047
Net Income                   2,032    1,831    2,050    2,467    1,676    1,709    1,901    1,979
Per Share: Net Income          .43      .39      .43      .53      .36      .36      .40      .42


Independent Auditors' Report
KPMG Peat Marwick LLP

Certified Public Accountants
74 North Pearl Street
Albany, New York 12207

The Board of Directors and Stockholders
Evergreen Bancorp, Inc.:

We have audited the accompanying consolidated statements of condition of Evergreen Bancorp, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Evergreen Bancorp, Inc. and subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

January 26, 1996

(PAGE 49)

Board of Directors

George W. Dougan
Chairman and CEO
Evergreen Bancorp, Inc.

John W. Bishop
Construction Executive
Retired

Dean V. Chandler
President
Agency Insurance Brokers, Inc.

Carl R. DeSantis, Sr.
Vice Chairman of the Board
Evergreen Bancorp, Inc.
Vice Chairman and Director
Franchise Associates, Inc.

Robert F. Flacke
President
Fort William Henry Corp.
Director
Finch Pruyn & Co., Inc.

Michael D. Ginsburg
President
Broad Street Carwash, Inc.
Partner
M & R Ginsburg Partners

Samuel P. Hoopes
Director
Finch Pruyn & Co., Inc.
Vice President, Retired

Joan M. Mannix
Real Estate Developer

Anthony J. Mashuta
President
Cool Insuring Agency, Inc.

Phillip H. Morse
Chairman of the Board
NAMIC USA Corporation
NAMIC International, Inc.
Retired

William E. Philion
President and CEO
Glens Falls Hospital Retired
Finch Pruyn & Co., Inc. Director
NAMIC USA Corporation Director

Alan R. Rhodes
Attorney
Bartlett, Pontiff,
Steward & Rhodes P.C.

Floyd H. Rourke
Chairman of the Board and President
Sandy Hill Corp. Retired
Director
Finch Pruyn & Co., Inc.

Paul W. Tomlinson
President
Salem Farm Supply, Inc.
Retired

Walter Urda
President
Irontech Industries, Inc.

Henry J.W. Vanderminden III
President and Treasurer
Telescope Casual Furniture, Inc.

Directors Emeriti

F. Earl Bach
Gerald J. Buckley
Donald S. Creal
John V. Hallett
Donald D. Hanks
Paul E. Lavine
Warren E. Rouillard
Bjarne G. Soderstrom

(PAGE 50)

Team Evergreen
Corporate Management and Officers

Executive Officers

George W. Dougan, President, Chief Executive Officer and Chairman

Michael P. Brassel, Regional President, Plattsburgh Region

Paul A. Cardinal, Executive Vice President, General Counsel

Thomas C. Crowley, Executive Vice President, Chief Credit Officer

George L. Fredette, Senior Vice President, Finance

John M. Fullerton, Executive Vice President, Trust and Investments

Anthony J. Koenig, Executive Vice President, Chief Administrative Officer

Jeffrey B. Rivenburg, Regional President, Albany Region

Corporate Banking, Loan Originations and Loan Servicing:

Left to right: Julia S. Girard, Vice President, Loan Originations; Michael P. Brassel, Regional President, Plattsburgh Region; Ervin M. Murray, Vice President, Director of Loan Operations; Thomas C. Crowley, Executive Vice President, Chief Credit Officer (seated); Jeffrey B. Rivenburg, Regional President, Capital Region; Kathie L. Duncan, Senior Vice President, Commercial Loan Officer.

Finance:

Left to right: Susan D. M. Bonner, Assistant Vice President, Finance; Douglas
P. Sturges,Vice President, Controller (seated); John S. Porter, Vice President, Municipal Banking Officer; George L. Fredette, Senior Vice President, Finance.

Asset Quality:

Left to right: Julie A. Sullivan, Vice President, Loan Quality; David Krupski, Vice President, Credit Officer; Kenneth J. Cartledge, Senior Vice President, Asset Quality (seated); Melvin A. Gugino, Vice President, Manager, Special Assets.

(PAGE 51)

Operations, Administration and Compliance:

Left to right: Barbara B. Glenn, Senior Vice President, Human Resources; Michael R. Kaplan, Director, IT Systems (seated); Anthony J. Koenig, Executive Vice President, Chief Administrative Officer; Kenneth K. Vanier, Compliance Officer; Kathleen G. Martinez, Senior Vice President,
Operations/Administration.

Retail Banking and Marketing:

Left to right: Maureen A.Vedder; Vice President, Director of Marketing; Daniel J. Burke, Senior Vice President, Retail Banking;
David V. Cerri,Vice President, Branch Administration.

Auditing, Legal and Loan Review:

Left to right: Larry E. Blanchard, Senior Vice President, Director of Auditing; Paul A. Cardinal, Executive Vice President, General Counsel; Patrick T. Day, Vice President, Loan Review Manager.

Trust and Investment:

Left to right: Carolyn J. Anderson, Vice President, Manager, Employee Benefit Trust; Carter A. White, Vice President and Senior Investment Officer; John M. Fullerton, Executive Vice President, Evergreen Trust & Investment Group; William N. Hendricks III, Vice President, Trust Officer.

(PAGE 52)

Glens Falls Region

Glens Falls
Main Office, 237 Glen Street
Auto Bank, 28 Maple Street*

Bolton Landing
Main Street

Corinth
97 Main Street*

Granville
6 Main Street
Auto Bank, 100 Quaker Street*

Greenwich
146 Main Street*

Hudson Falls
124 Main Street

Kingsbury
Main Street*

Lake George
Canada Street*

Queensbury
Queensbury Plaza, Quaker Road*
Evergreen Plaza, Aviation Road*

Salem
Main Street*

South Glens Falls
99 Main Street*

Warrensburg
137 Main Street*

Plattsburgh Region

Plattsburgh
714 Route 3*
136 Margaret Street*

Keeseville
1744 Route 22*

Peru
2990 Main Street*

Chazy
9679 Route 9

Plattsburgh Region
Advisory Board

James H. Andre
Michael P. Brassel
Lawrence W. Carpenter
Dean V. Chandler
Larry W. Jeffords
William O. Morgan
Celine R. Paquette

Capital Region

Albany
302 Central Avenue*
125 State Street

East Greenbush
71 Troy Road*

Hudson
177 Fairview Avenue*

*Evergreen ATM locations, 24-hour banking

Capital Region
Advisory Board

Ronald H. Laberge
Patrick T. Maney
Anthony J. Mashuta
Edward P. McConville
Charles M. Staro
Walter Urda

Exhibit 21

EVERGREEN BANCORP, INC.
1995 ANNUAL REPORT ON FORM 10-K
SUBSIDIARIES OF THE REGISTRANT



Name of Significant Subsidiary *          % Owned          Jurisdiction of Incorporation


Evergreen Bank, National Association        100                    United States

* Subsidiaries of the Registrant that have been omitted are inactive or in the process of being liquidated.


Exhibit 23

CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
Evergreen Bancorp, Inc.:

We consent to incorporation by reference in the Registration Statements on Form S-8 (No. 33-27062), Form S-8 (No. 2-71111) and Form S-8 (No. 33-4488) of
Evergreen Bancorp, Inc. of our report dated January 26, 1996, relating to the consolidated statements of condition of Evergreen Bancorp, Inc. and subsidiaries as December 31, 1995 and 1994, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995 which report appears in the December 31, 1995 Annual Report on Form 10-K of Evergreen Bancorp, Inc.

KPMG Peat Marwick LLP
March 21, 1996