Form 10-Q
period 1996-03-31
EVERGREEN BANCORP INC
filed 1996-05-15
CIK 351521

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarter ended       March 31, 1996
                     Commission File          Number 0-10275

                            EVERGREEN BANCORP, INC.
          (Exact name of registrant as specified in its charter)

          DELAWARE                                   36-3114735
(State or other jurisdiction of                    (IRS Employer
 incorporation or organization)                 Identification No.)

                  237 GLEN STREET, GLENS FALLS, NEW YORK 12801
                   (Address of principal executive offices)

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

Indicate the number of shares outstanding of each Issuer's classes of common stock, as of the latest practicable date:

Class of Common Stock                      Number of Shares Outstanding
                                                as of April 30,
$3.33 1/3 Par Value                                4,643,606

                                   INDEX

                                                                        Page No.
PART I  FINANCIAL INFORMATION
Item 1  Financial Statements (unaudited):

        Consolidated Statements of Income for the Three
        Months Ended March 31, 1996, and 1995                 1

        Consolidated Statements of Financial Condition
        as of March 31, 1996, and December 31, 1995          2-3

                        Consolidated Statements of Cash Flows for the
                        Three Months Ended March 31, 1996, and 1995          4-5

                        Notes to Consolidated Interim Financial Statements    6

                        Report of Independent Auditors                        7

Item 2        Management's Discussion and Analysis of Financial
                        Condition and Results of Operation                 8-15


PART II        OTHER INFORMATION

Item 1        Legal Proceedings - None

Item 2        Changes in Securities - None

Item 3        Defaults Upon Senior Securities - None

Item 4        Submission of Matters to a Vote of Security Holders -
                                Annual Meeting of Shareholders
                                See Attached Item 4 - Matters

Item 5        Other Information - None

Item 6(a)     Exhibits - The following exhibits are submitted herewith:

              Exhibit 11 - Computation of Net Income Per Share
              Exhibit 27 - Financial Data Schedule

Item 6(b)     Reports on Form 8-K - None

                         CONSOLIDATED STATEMENTS OF INCOME
                             (DOLLARS IN THOUSANDS)
                            (EXCEPT PER SHARE DATA)

                                                      FOR THE THREE MONTHS
                                                         ENDED March 31,
                                                       1996          1995
                                                           (UNAUDITED)
Interest Income:
  Interest and Fees on Loans                           $13,618       $12,895
  Interest on U.S. Government & Agency Obligations       2,916         2,485
  Interest on State & Municipal Obligations                330           504
  Interest on Other Bonds, Notes, & Debentures             126           141
  Interest on Federal Funds Sold & Bank Deposits           209            49

Total Interest Income                                   17,199        16,074

Interest Expense:
  Interest on Deposits:
        Regular Savings, NOW and Money Market
          Deposit Accounts                               2,345         2,357
        Other Time                                       4,460         3,576
  Interest on Short-Term Borrowings                         43           101
  Interest on Long-Term Debt                               418           173

Total Interest Expense                                   7,266         6,207

    Net Interest Income                                  9,933         9,867

Provision for Loan Losses                                  360           540
        Net Interest Income After Provision for Loan
          Losses                                         9,573         9,327

Other Income:
  Trust Department Income                                  549           673
  Service Charges on Deposit Accounts                      698           645
  Net Gains on Security Transactions                         -             -
  Other                                                    328           360

        Total Other Income                               1,575         1,678

Other Expenses:
  Salaries and Employee Benefits                         3,820         3,724
  Net Occupancy Expense                                    548           494
  Equipment Expense                                        486           465
  FDIC Insurance                                             1           468
  Professional Services                                    279           345
  Data Processing                                          623           486
  Supplies and Printing                                    213           321
  Advertising                                              219           204
  Postage                                                  154           128
  Loss on Sale and Writedown of OREO                       117           281
  Other                                                    915         1,043

    Total Other Expenses                                 7,375         7,959

    Income Before Taxes                                  3,773         3,046
Applicable Income Taxes                                  1,394         1,014
    Net Income                                         $ 2,379       $ 2,032

Earnings Per Common Share:
        Average Shares Outstanding  4,661,000 in 1996 and
                                      4,748,000 in 1995
        Net Income Per Share                           $   .51       $   .43


See accompanying notes to consolidated interim financial statements.


                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (DOLLARS IN THOUSANDS)

                                                       3/31/96         12/31/95
                                                       (UNAUDITED)
Assets

Cash and Cash Equivalents:
Cash and Due From Banks                                $ 41,277        $ 31,021
Federal Funds Sold                                       25,500          12,600

        Total Cash and Cash Equivalents                  66,777          43,621

Securities:
Securities Available For Sale (Amortized
  cost of $177,857 and $189,995 at 3/31/965
  and 12/31/95, respectively)                           177,973         190,785
Securities Held to Maturity (Fair value
  of $22,420 and $24,515 at 3/31/96 and
  12/31/95, respectively)                                21,233          23,128

        Total Securities                                199,206         213,913

Loans:
  Commercial                                            232,308         230,771
  Mortgage                  				251,716         247,183
  Installment                                           134,696         120,654
  Other                                                     764             429

        Total Loans                                     619,484         599,037

Less:
  Allowance for Loan Losses                             (12,276)        (12,115)
  Unearned Income on Loans                               (5,924)         (6,839)

        Loans, net                                      601,284         580,083

Bank Premises and Equipment                              13,430          13,694
Other Real Estate Owned                                   3,795           3,784
Other Assets                                             17,061          16,328

        Total Assets                                   $901,553        $871,423

Liabilities

Deposits:
  Demand                                               $ 86,815        $ 97,380
  Regular Savings, Now Accounts and Money
    Market Deposit Accounts                             354,775         340,218
  Certificates of Deposit over $100,000                  83,173          70,614
  Other Time                                            253,969         242,012

        Total Deposits                                  778,732         750,224

Federal Funds Purchased and Other Short
  Term Borrowings                                         3,841           3,260
Long-Term Debt                                           23,229          23,475
Accrued Taxes and Other Liabilities                      12,575          11,419

        Total Liabilities                               818,377         788,378

Stockholders' Equity
Common Stock $3.33 1/3 Par Value:  Authorized
  20,000,000 Shares Issued 4,816,983 at March
  31,1996 and 4,810,983 at December 31, 1995             16,056          16,036
Surplus                                                   6,769           6,680
Undivided Profits                                        64,508          63,065
Excess Market Over Cost of Securities
 Available For Sale Net of Deferred Tax                      69             474
Treasury Stock (174,769 shares at March 31, 1996
  and 122,268 shares at December 31, 1995)               (3,418)         (2,243)
Common Stock Subscribed by ESOP                            (808)           (967)

    Total Stockholders' Equity                           83,176          83,045

    Total Liabilities and Stockholders' Equity         $901,553        $871,423


See accompanying notes to consolidated interim financial statements.


                      CONSOLIDATED STATEMENTS OF CASH FLOW
                             (DOLLARS IN THOUSANDS)

FOR THE THREE MONTHS ENDED MARCH 31,                   1996            1995
                                                           (Unaudited)
Cash Flows from Operating Activities:
Net Income . . . . . . . . . . . . . . . . . . . . . . $  2,379         $  2,032
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
   Net Change in Unearned Loan Fees. . . . . . . . . .       15                5
   Net Change in Other Assets and Other Liabilities. .      809              828
   (Increase)\Decrease in Deferred Tax Benefit . . . .     (117)             300
   Loss on Write-Down of Other Real Estate . . . . . .      108                5
   Gain on Disposition of Assets . . . . . . . . . . .       (7)               -
   Depreciation. . . . . . . . . . . . . . . . . . . .      384              364
   Provision for Loan Losses . . . . . . . . . . . . .      360              540
   Amortization of Premiums & Accretion of
        Discounts on Securities, Net . . . . . . . .         87              (63)
        Net Cash Provided By Operating Activities . . . . 4,018            4,011

Cash Flows From Investing Activities:
Proceeds From:
  Maturities of Securities Available for Sale. . . . .   16,093            5,438
  Maturities of Securities Held to Maturity. . . . . .    1,885            1,920
Purchases of Securities Available for Sale . . . . . .   (4,032)             (81)
Proceeds From Sales of Loans . . . . . . . . . . . . .      725              598
Change in Credit Card and Check Overdraft Receivables.     (221)               6
Proceeds From Sales of Other Real Estate . . . . . . .      152              517
Net Increase in Loans. . . . . . . . . . . . . . . . .  (22,351)          (5,108)
Capital Expenditures . . . . . . . . . . . . . . . . .     (113)            (316)

        Net Cash (Used)\Provided By Investing Activities (7,862)           2,974

Cash Flows From Financing Activities:
Net Increase in Deposits . . . . . . . . . . . . . . .   28,508            3,867
Net Increase in Short-Term Borrowings. . . . . . . . .      581            9,473
Payments on Long Term Debt . . . . . . . . . . . . . .      (87)             (39)
Proceeds From Issuance of Common Stock . . . . . . . .      109               62
Payments for Purchase of Treasury Shares . . . . . . .   (1,175)               -
Dividends Paid . . . . . . . . . . . . . . . . . . . .     (936)            (475)

        Net Cash Provided By Financing Activities        27,000           12,888

Net Increase in Cash and Cash Equivalents. . . . . . .   23,156           19,873
Cash and Cash Equivalents at Beginning of Year . . . .   43,621           34,592
Cash and Cash Equivalents at End of Quarter. . . . . . $ 66,777         $ 54,465

Supplemental Disclosure of Cash Flows:
Interest Paid. . . . . . . . . . . . . . . . . . . . . $  7,225         $  5,889
Taxes Paid . . . . . . . . . . . . . . . . . . . . . .       21               20


Supplemental Schedule of Non-Cash Investing and Financing Activities:
Certain properties which were foreclosed upon were transferred from loans to other real estate in the amount of $271,000 and $545,000 during the three months ended March 31, 1996 and 1995, respectively.

The Company borrowed $1,600,000 which was used to subscribe for common stock of the Company in 1990. Payments were made on the ESOP loan in the amount of $159,000 and $153,000 during the three months ended March 31, 1996 and 1995 respectively.

As a result of the adoption of Statement of Financial Accounting Standards No. 115, securities available for sale are recorded at fair value. The unrealized gain on these securities was $116,000 at March 31, 1996. The adjustment to stockholders' equity for the unrealized gain was $69,000, net of deferred income tax expense of $47,000.

At March 31, 1995 these securities had an unrealized loss of $3,599,000. The adjustment to stockholders' equity net of to the deferred tax benefit of $1,424,000, was $2,135,000.

See accompanying notes to consolidated interim financial statements.


              NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                (UNAUDITED)

1.    Financial Statement Presentation
The accompanying consolidated financial statements consists of Evergreen Bancorp, Inc. ("the Company") and the financial statements of its wholly owned subsidiary, Evergreen Bank, N.A. The unaudited consolidated interim financial statements have been prepared according to the rules of the Securities and Exchange Commission. In the opinion of the Company, the accompanying unaudited consolidated interim financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1996, the results of operations for the three months ended March 31, 1996 and 1995 and cash flows for the three months ended March 31, 1996 and 1995. All adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations applicable to interim financial statements.

The accompanying interim consolidated financial statements should be read in conjunction with the Evergreen Bancorp, Inc. consolidated year-end financial statements, including notes thereto, which are included in the Evergreen Bancorp, Inc. 1995 Annual Report and Form 10-K.

2.    Earnings Per Share
Earnings per share is calculated as net income divided by average shares outstanding. Average shares outstanding for March 31, 1996, and 1995, takes into consideration a reduction to issued shares by Treasury Stock held, weighted by the number of days in the quarter such stock is held.

3.    Payment of Dividends.
The Registrant is a legal entity separate and distinct from its bank subsidiary. The principal source of cash flow of the Registrant, including cash flow to pay dividends to its stockholders, is dividends from Evergreen Bank, N.A.. The subsidiary bank is required to meet various legal requirements prior to the payment of dividends to the Company. Without the payment of dividends from Evergreen Bank, N.A. the Company would not be able to pay dividends to its stockholders.

                       Independent Auditors' Review Report

The Board of Directors and Stockholders
Evergreen Bancorp, Inc.:

We have reviewed the consolidated statement of financial condition of Evergreen Bancorp, Inc. and subsidiaries as of March 31, 1996 and the related consolidated statements of income for the three-month periods ended March 31, 1996 and 1995, and the consolidated statements of cash flows for the three-month periods ended March 31, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of financial condition of Evergreen Bancorp, Inc. and subsidiaries as of December 31, 1995, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 26, 1996, we expressed an unqualified opinion on those consolidated financial statement. In our opinion, the information set forth in the accompanying consolidated statement of financial condition as of December 31, 1995, is fairly presented, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.


/s/ KPMG PEAT MARWICK, LLP
Albany, New York
May 10, 1996

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                         OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

FINANCIAL REVIEW
The principal source of earnings for the Company is its single banking subsidiary, Evergreen Bank, N.A. All discussions herein refer to the banking activities of the Company's banking subsidiary unless otherwise noted.

SUMMARY OF RESULTS OF OPERATION
Net income for the quarter ended March 31, 1996, was $2,379,000 compared to $2,032,000 for the same quarter last year. This represents an increase of $347,000 or 17.1%. The primary reasons for the increase from the first quarter of 1995 were a decrease of 33.3% in the loan loss provision and a 7.3% decrease in other operating expense. These changes more than offset a 6.1% decrease in other operating income. As a result of the changes noted, pretax income increased $727,000 or 23.9% but was reduced by increased income tax expenses of $380,000, or 37.5%. Net income per share for the quarter ended March 31, 1996, was $.51 compared to $.43 per share for the March 31, 1995 quarter. This represents an increase of 18.6%. The annualized return on average assets for the first quarter is 1.09% compared to .99% for the first quarter last year. The annualized return on average stockholders' equity for the first quarter of 1996 was 11.5% as compared to 10.9% for the same period in 1995. The increase in the returns on average assets and stockholders' equity are due primarily to the increased level of net income.

NET INTEREST INCOME
Net interest income for the first quarter of 1996 was $9,937,000 compared to $9,867,000 for the same period of 1995, an increase of $66,000. On a taxable equivalent basis, net interest income was $10,138,000 for the quarter ended March 31, 1996 compared to $10,181,000 for the quarter ended March 31, 1995. This represents a decrease of $43,000 or .4%. The decrease in net interest income on a taxable equivalent basis resulted primarily from a decrease in the net interest margin as rates paid on costing liabilities rose 41 basis points while rates received on earning assets remained flat. The increase in rates paid on costing liabilities was a result of a continued shift in balances out of low cost core accounts and into higher priced time deposits as well as additional growth in the time deposit balances. The decrease in net interest income due to the decrease in margin was almost completely offset by an increase in the volume of earning assets of $40,837,000 or 5.2% over the same period in 1995.

The increase in average earning assets was concentrated in taxable loans, taxable securities and Fed Funds sold as the year to year increase in these average balances was $23,736,000, $16,714,000 and $12,539,000, respectively.
Average earning asset increases were funded by increases in interest bearing liabilities of $33,049,000 or 5.1%.

Average interest bearing liabilities increases were concentrated in time deposits which increased $37,314,000 and long-term debt which increased $12,966,000. Other sources of funding of average earning assets included a decrease in other non-earning assets of $7,461,000, and increases in demand deposits, other liabilities and stockholders equity of $2,740,000, $2,211,000 and $4,379,000, respectively.

ALLOWANCE FOR LOAN LOSSES
The allowance for loan losses represents amounts available for future credit losses and reflects management's ongoing detailed review of certain individual credits, as well as analysis of the historic net charge off experience of the portfolio, an evaluation of current and anticipated economic conditions, peer group statistics and other pertinent factors. Based on these analyses the Company believes that the allowance for loan losses is adequate.

Loans (or portions thereof) deemed uncollectable are charged against the allowance, while recoveries of amounts previously charged off are added to the allowance. Provisions for loan losses charged to earnings are added to the allowance. Amounts are charged off once the probability of loss has been determined, with consideration given to factors such as the customer's financial condition, underlying collateral and guarantees, and general and industry economic conditions.

The Company's allowance for loan losses at March 31, 1996, has increased $161,000 to $12,276,000 from December 31, 1995. As a percent of total loans, net of unearned income, the allowance was approximately 2.0% at March 31, 1996. The allowance represents approximately 212.5% of the non-performing loans at quarter end. The provision for loan losses for the quarter ended March 31, 1996 was $360,000 as compared to $540,000 for the first quarter of 1995. The reduced provision, on a quarter to quarter comparison, is indicative of the significant and continued reduction in non-performing loans from the levels of the previous year, and an improvement to the overall credit quality of the portfolio from that time. Were these trends to reverse, additional provisions might be required.

The following table presents information concerning non-performing loans and other real estate;

                                                   3/31/96          12/31/95
                                                    (Dollars In Thousands)

                        Non-Accrual                $  4,268        $ 4,571
                        Past Due 90 Days              1,371          1,203
                        Restructured                    137            138

                          Total Non-Performing
                            Loans                  $  5,776        $ 5,912

                        Other Real Estate          $  3,795        $ 3,784


The majority of the Company's non-performing loans consist of commercial and commercial real estate loans. There is no distinct concentration as to type of borrower within these classifications.

OTHER INCOME AND EXPENSE

Other income for the three months ended March 31, 1996, was $1,575,000, compared to $1,678,000 for the same quarter last year, a decrease of $103,000 or 6.1%. This decrease was largely due to a decrease in trust income of $124,000 to $549,000. The largest source of other income continues to be service charges. Service charges increased $53,000 to $698,000 from $645,000 for the same period of the prior year. This increase is largely due to overall deposit growth and enhanced collection efforts.

Other expense for the three months ended March 31, 1996 was $7,375,000, compared to $7,959,000 for the first three months last year. This represents a decrease of $584,000 or 7.3% Salaries and benefits continue to represent the largest portion of other expense with an increase of $96,000 or 2.6%. This increase is principally due to merit increases.

FDIC insurance was $1,000 for the first quarter of 1995 as compared to $468,000 for the same quarter last year. This is a result of the FDIC determining, late in 1995, that insurance premiums charged to members of the Bank Insurance Fund, for the current period, could be further reduced or eliminated based on the full capitalization of the Fund. Data processing costs were $623,000 for the first quarter, compared to $486,000 for the same period a year ago, an increase of $137,000, or 28.2%. This increase is a result of out-sourcing the items processing function in the fourth quarter of 1995. Professional services and loss on sale of OREO declined $66,000 and $164,000, respectively from the same quarter of the prior year due to significantly lower non-performing asset balances.

INCOME TAX EXPENSE
Income tax expense for the three months ended March 31, 1996, was $1,394,000 as compared to $1,014,000 for the three months ended March 31, 1995, an increase of $380,000 or 37.5%. The effective income tax rate for the first quarter of this year was 36.9% as compared to 33.3% for the same quarter last year. This increase in the effective income tax rate is attributed to lower relative levels of income derived from tax exempt sources.

CAPITAL AND LIQUIDITY
At March 31, 1996, stockholders' equity was $83,176,000 as compared to $83,045,000 at December 31, 1995, an increase of $131,000 or .2%. The increase in stockholders' equity is primarily a result of the retention of earnings of $1,443,000, stock issuance of $109,000 and a reduction of the ESOP balance of $159,000. These were offset by treasury share purchases of $1,175,000 and a change in the valuation of securities available for sale, net of deferred tax benefit of $405,000.

The following table sets forth the Company's risk based capital ratios as of March 31, 1995 and the minimum regulatory guidelines;

                                  Evergreen            Minimum
Risk-Based                      Bancorp, Inc.         Regulatory
 Ratios                        March 31, 1996         Guidelines

Leverage Ratio                    9.2 %                3.0 %
Tier 1                           13.8 %                8.0 %
Total Capital                    15.0 %                4.0 %


Average federal funds sold for the three months ended March 31, 1996 was $15,479,000 compared to $2,940,000 for the three months ended March 31, 1995. Net cash provided by operating activities was $4,018,000 for the first quarter of 1996 as compared to net cash provided of $4,011,000 for the three months ended March 31, 1995. Net cash used by investing activities was $7,862,000 for the first quarter of 1996 as compared to net cash provided of $2,974,000 for the same period last year. The change of $10,836,000 resulted primarily from increased loan originations. Net cash provided by financing activities was $27,000,000 for the first quarter of 1996 as compared to $12,888,000 provided by financing activities for the first quarter of 1995. The increase in cash provided by financing activities resulted primarily from an increase in deposits in the other time deposit category. The level of cash and cash equivalents was $66,777,000 at March 31, 1996 compared to $54,465,000 at March 31, 1995.

Evergreen Bank, N.A. is the principal source of funds to the Company and, if it can not pay dividends to the Company, the Company will be unable to pay dividends to its shareholders.

Rate Volume Analysis
For the purposes of the following analysis, Securities Available for Sale are stated at average amortized cost and Stockholders' Equity is unadjusted for the effects of SFAS No. 115.

Non-accrual loans are included in the analysis and the average balance of these loans is deemed immaterial.

Portions of income earned on certain Commercial Loans, US Government Obligations and Obligations of State and Political Subdivisions are exempt from Federal and/or State taxation. Appropriate adjustments have been made to reflect the equivalent amount of taxable income that would have been necessary to generate an equal amount of after tax income. The taxable equivalent adjustment is based on a marginal Federal income tax rate of 35.0% in 1995 and 1994 along with a marginal State income tax rate of 9.225% for 1996 and 9.625% for 1995.

The following table sets forth the dollar amounts of interest income (on a taxable equivalent basis) and interest expense and changes therein resulting from changes in volume and changes in rate. The change in interest due to both rate and volume has been allocated to change due to volume and change due to rate based on the percentage relationship of such variances to each other.


Analysis of Variance in Net Interest Income Due to Volume and Rates
                                        For the three months ended
                                    March 31, 1996  VS  March 31, 1995

                                   INCREASE / (DECREASE)         TOTAL
                                     DUE TO CHANGE IN           INCREASE/
                                   VOLUME           RATE       (DECREASE)
Interest Earned:
Loans
  Taxable                            $ 636          $   84     $  720
  Tax-Exempt                           (16)            (15)       (31)
Investment Securities
  Taxable                              287             107        394
  Tax-Exempt                          (259)             32       (227)
Federal Funds Sold                     169              (4)       165
Interest-Bearing Deposits               (4)             (1)        (5)

Changes in Total Interest
     Income                            813             203      1,016

     Less Interest Expense Incurred:
     Regular Savings, NOW and MMDAs    (83)             71        (12)
     Time Deposits                     519             365        884
     Short-Term Borrowings             (44)            (14)       (58)
     Long Term Debt                    234              11        245
     Changes in Total Interest
     Expense                           626             433      1,059

     Changes in Net Interest
     Income                         $  187          $ (230)   $   (43)


        Average Balances For The Three Months Ended March 31, 1996
                                             Interest     Average
                                Average      Income/       Yield/
                                Balance      Expense        Rate
     Assets:
     Loans
       Taxable                  $586,462      $13,402        9.19%
       Tax Exempt                 15,331          307        8.06%
     Securities
       Taxable                   193,111        3,157        6.58%
       Tax Exempt                 13,552          329        9.77%
     Federal Funds Sold           15,479          208        5.40%
     Interest Bearing Deposits
       with Banks                     82            1        4.25%

     Total Earning Assets        824,017       17,404        8.49%

     Allowance for Loan
       Losses                    (12,173)
     Cash and Due from Banks      29,643
     Other Non-Earning Assets     32,789

          Total Assets          $874,276

     Liabilities and
     Stockholders' Equity:
     Regular Savings, NOW
       and MMDAs                $339,857        2,345        2.78%
     Time Deposits               320,217        4,460        5.60%
     Short-Term Borrowings         3,409           43        5.06%
     Long Term Debt               23,266          418        7.22%

     Total Interest
       Bearing Liabilities       686,749        7,266        4.26%

     Demand Deposits              92,397
     Other Liabilities            12,184
     Stockholders' Equity         82,946
     Total Liabilities and
       Stockholders' Equity     $874,276

     Net Interest Income (Tax
       Equivalent Basis)                       10,138
     Tax Equivalent Adjustment                   (205)

     Net Interest Income                     $  9,933

     Net Interest Rate Spread                                4.23%

     Net Interest Margin                                     4.95%


        Average Balances For The Three Months Ended March 31, 1995
                                            Interest     Average
                               Average      Income/       Yield/
                               Balance      Expense        Rate
     Assets:
     Loans
       Taxable                 $562,726      $12,682        9.14%
       Tax Exempt                16,196          338        8.46%
     Securities
       Taxable                  176,397        2,763        6.35%
       Tax Exempt                24,453          556        9.22%
     Federal Funds Sold           2,940           43        5.92%
     Interest Bearing Deposits
       with Banks                   468            6        5.20%

     Total Earning Assets       783,180       16,388        8.49%

     Allowance for Loan
       Losses                   (19,045)
     Cash and Due from Banks     27,512
     Other Non-Earning Assets    40,250

          Total Assets         $831,897

     Liabilities and
     Stockholders' Equity:
     Regular Savings, NOW
       and MMDAs               $353,714        2,357        2.70%
     Time Deposits              282,903        3,576        5.13%
     Short-Term Borrowings        6,783          101        6.04%
     Long Term Debt              10,300          173        6.81%

     Total Interest
       Bearing Liabilities      653,700        6,207        3.85%

     Demand Deposits             89,657
     Other Liabilities            9,973
     Stockholders' Equity        78,567
     Total Liabilities and
       Stockholders' Equity    $831,897

     Net Interest Income (Tax
       Equivalent Basis)                      10,181
     Tax Equivalent Adjustment                  (314)

     Net Interest Income                     $ 9,867

     Net Interest Rate Spread                               4.64%

     Net Interest Margin                                    5.27%


Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on April 16, 1996, to consider the following matter;

Shareholders of the Company were asked to consider the Company's nominees for director and to elect directors, each to serve for a term of three years. The Company's nominees for director were all elected by a plurality of the votes presented, and there was no solicitation in opposition to management's nominees.

                                 Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                                      EVERGREEN BANCORP, INC.

 May 13, 1996                     /s/ George W. Dougan
     Date                             George W. Dougan
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)


 May 13, 1996                     /s/ George L. Fredette
     Date                             George L. Fredette,
                                      Senior Vice President, Treasurer
                                      (Principal Accounting Officer)




Exhibit 11 - Earnings per Share

                  Computation of Net Income Per Common Share
                (Dollars in Thousands, except Per Share Amounts)

                                                  Three Months Ended March 31,

                                                  1996            1995


Net Income Per Common Share
Weighted Average Common Shares Outstanding        4,661,000       4,748,000
Net Income                                         $  2,379        $  2,032
Net Income per Common Share                        $    .51        $    .43

Net Income Per Common Share - Primary
Weighted Average Common Shares Outstanding        4,661,000       4,748,000
Dilutive Common Stock Options                        56,000          20,000
Weighted Average Common shares and Common
  Share Equivalents Outstanding                   4,717,000       4,768,000
Net Income                                         $  2,379        $  2,032
Net Income per Common Share - Primary              $    .50        $    .43

Net Income Per Common Share - Fully Diluted
Weighted Average Common Shares Outstanding        4,661,000       4,748,000
Dilutive Common Stock Options                        56,000          24,000

Weighted Average Common shares and Common
  Share Equivalents Outstanding                   4,717,000       4,772,000
Net Income                                         $  2,379        $  2,032
Net Income per Common Share - Fully Diluted        $    .50        $    .43