Form 10-Q
period 1996-06-30
EVERGREEN BANCORP INC
filed 1996-08-12
CIK 351521

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549



                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter ended June 30, 1996

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


                 237 GLEN STREET, GLENS FALLS, NEW YORK 12801
                 --------------------------------------------
                   (Address of principal executive offices)


     Registrant's telephone number, including area code:   (518) 792-1151
                                                           --------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securi-ties Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
     the past 90 days.   Yes   X     No
                             -----      -----

     Indicate the number of shares outstanding of each Issuer's classes of common stock, as of the latest practicable date:


     Class of Common Stock                   Number of Shares Outstanding
                                                  as of July 31, 1996
      -------------------                         -------------------
      $3.33 1/3 Par Value                              4,611,054










                   EVERGREEN BANCORP, INC. AND SUBSIDIARIES

                                     INDEX

                                                                  Page No.
                                                                  --------

     PART I         FINANCIAL INFORMATION
     ------

     Item 1    Financial Statements (unaudited):

               Consolidated Statements of Income for the Three
               Months Ended June 30, 1996, and 1995                 1-2

               Consolidated Statements of Income for the Six
               Months Ended June 30, 1996, and 1995                 3-4

               Consolidated Statements of Financial Condition
               as of June 30, 1996, and December 31, 1995           5-6

               Consolidated Statements of Cash Flows for the
               Six Months Ended June 30, 1996 and 1995              7-8

               Notes to Consolidated Interim                         9
               Financial Statements

               Report of Independent Auditors                       10

     Item 2    Management's Discussion and Analysis                11-22


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

     Item(b)  Reports on Form 8-K - None









                            EVERGREEN BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                            (DOLLARS IN THOUSANDS)
                            (EXCEPT PER SHARE DATA)


                                                            THREE MONTHS
                                                           ENDED June 30,
                                                           1996      1995
                                                            (UNAUDITED)
     Interest Income:
       Interest and Fees on Loans                        $13,936   $13,313
       Interest on U.S. Government & Agency Obligations    2,770     2,414
       Interest on State & Municipal Obligations             306       475
       Interest on Other Bonds, Notes, & Debentures          111       150
       Interest on Federal Funds Sold & Bank Deposits        173       551
                                                         -------   -------
     Total Interest Income                                17,296    16,903
                                                         -------   -------
     Interest Expense:
       Interest on Deposits:
       Regular Savings, NOW and Money Market
          Deposit Accounts                                 2,330     2,379
       Other Time                                          4,348     4,238
       Interest on Short-Term Borrowings                      49       205
       Interest on Long-Term Debt                            389       181
                                                         -------   -------
          Total Interest Expense                           7,116     7,003
                                                         -------   -------

     Net Interest Income                                  10,180     9,900
     Provision for Loan Losses                               360       540
                                                         -------   -------
     Net Interest Income After Provision for
          Loan Losses                                      9,820     9,360
                                                         -------   -------
     Other Income:
       Trust Department Income                               654       563
       Service Charges on Deposit Accounts                   712       714
       Net Loss on Security Transactions                     (17)     (187)
       Other                                                 288       369
                                                         -------   -------
          Total Other Income                               1,637     1,459
                                                         -------   -------

                                                            (Continued)

                       CONSOLIDATED STATEMENTS OF INCOME
                                   CONTINUED
                            (DOLLARS IN THOUSANDS)
                            (EXCEPT PER SHARE DATA)

                                                            THREE MONTHS
                                                           ENDED June 30,
                                                           1996      1995
                                                            (UNAUDITED)
     Other Expense:
       Salaries and Employee Benefits                      3,961     3,975
       Net Occupancy Expense                                 460       491
       Equipment Expense                                     451       447
       FDIC Insurance                                          1       468
       Professional Services                                 258       478
       Data Processing                                       630       537
       Supplies and Printing                                 204       265
       Advertising                                           201       126
       Postage                                               121       134
       OREO Writedowns and Expenses                          276       144
       Other                                               1,040     1,008
                                                         -------   -------
          Total Other Expense                              7,603     8,073
                                                         -------   -------
     Income Before Taxes                                   3,854     2,746
     Applicable Income Taxes                               1,335       915
                                                         -------   -------
     Net Income                                          $ 2,519   $ 1,831
                                                         =======   =======
     Earnings Per Common Share:
     Average Shares Outstanding                        4,626,000 4,718,000

     Net Income per Share                                $   .54  $    .39
                                                         =======  ========


     See accompanying notes to consolidated interim financial statements.

                            EVERGREEN BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                            (DOLLARS IN THOUSANDS)
                            (EXCEPT PER SHARE DATA)

                                                             SIX MONTHS
                                                           ENDED June 30,
                                                           1996      1995
                                                            (UNAUDITED)
     Interest Income:
       Interest and Fees on Loans                        $27,554   $26,208
       Interest on U.S. Government & Agency Obligations    5,686     4,899
       Interest on State & Municipal Obligations             636       979
       Interest on Other Bonds, Notes, & Debentures          237       291
       Interest on Federal Funds Sold & Bank Deposits        382       600
                                                         -------   -------
          Total Interest Income                           34,495    32,977
                                                         -------   -------
     Interest Expense:
       Interest on Deposits:
       Regular Savings, NOW and Money Market
            Deposit Accounts                               4,675     4,736
       Other Time                                          8,808     7,814
       Interest on Short-Term Borrowings                      92       306
       Interest on Long-Term Debt                            807       354
                                                         -------   -------
          Total Interest Expense                          14,382    13,210
                                                         -------   -------

     Net Interest Income                                  20,113    19,767
     Provision for Loan Losses                               720     1,080
                                                         -------   -------
     Net Interest Income After Provision for Loan Losses  19,393    18,687
                                                         -------   -------

     Other Income:
       Trust Department Income                             1,203     1,236
       Service Charges on Deposit Accounts                 1,410     1,359
       Net Loss on Security Transactions                     (17)     (187)
       Other                                                 616       729
                                                         -------   -------
          Total Other Income                               3,212     3,137
                                                         -------   -------

                                                            (Continued)

                            EVERGREEN BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                   CONTINUED
                            (DOLLARS IN THOUSANDS)
                            (EXCEPT PER SHARE DATA)

                                                             SIX MONTHS
                                                           ENDED June 30,
                                                           1996      1995
                                                            (UNAUDITED)


     Other Expenses:
       Salaries and Employee Benefits                      7,781     7,699
       Net Occupancy Expense                               1,008       985
       Equipment Expense                                     937       912
       FDIC Insurance                                          1       936
       Professional Services                                 537       823
       Data Processing                                     1,253     1,023
       Supplies and Printing                                 417       586
       Advertising                                           420       330
       Postage                                               275       262
       OREO Writedowns and Expenses                          393       425
       Other                                               1,956     2,051
                                                         -------   -------
          Total Other Expenses                            14,978    16,032
                                                         -------   -------

     Income Before Taxes                                   7,627     5,792
     Applicable Income Taxes                               2,729     1,929
                                                         -------   -------
     Net Income                                          $ 4,898   $ 3,863
                                                         =======   =======
     Earnings Per Common Share:
     Average Shares Outstanding                        4,643,000 4,733,000

     Net Income per share                                $  1.05   $   .82
                                                         =======   =======


     See accompanying notes to consolidated interim financial statements.

                            EVERGREEN BANCORP, INC.
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                            (DOLLARS IN THOUSANDS)

                                                      6/30/96    12/31/95
                                                    (UNAUDITED)


     Assets:

     Cash and Cash Equivalents:
     Cash and Due From Banks                         $ 30,403    $ 31,021
     Federal Funds Sold                                     -      12,600
                                                     --------    --------
             Total Cash and Cash Equivalents           30,403      43,621
                                                     --------    --------
     Securities:
     Securities Available For Sale (Amortized
       cost of $164,703 and $189,995 at 6/30/96
       and 12/31/95, respectively)                    163,860     190,785
     Securities Held to Maturity (fair value
       of $22,332 and $24,515 at 6/30/96
       and 12/31/95, respectively)                     21,559      23,128
                                                     --------    --------
          Total Securities                            185,419     213,913
                                                     --------    --------
     Loans:
     Commercial                                       233,039     230,771
     Mortgage                                         262,481     247,183
     Installment                                      144,899     120,654
     Other                                                286         429
                                                     --------    --------
          Total Loans                                 640,705     599,037
     Less:
       Allowance for Loan Losses                      (12,680)    (12,115)
       Unearned Income on Loans                       ( 5,301)     (6,839)
                                                     --------    --------
          Loans, net                                  622,724     580,083
                                                     --------    --------

     Bank Premises and Equipment, net                  13,228      13,694
     Other Real Estate Owned                            3,762       3,784
     Other Assets                                      16,124      16,328
                                                     --------    --------
          Total Assets                               $871,660    $871,423
                                                     ========    ========

                                                          (Continued)

                            EVERGREEN BANCORP, INC.
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   CONTINUED
                            (DOLLARS IN THOUSANDS)

                                                      6/30/96   12/31/95
                                                    (UNAUDITED)
     Liabilities:

     Deposits:
       Demand                                        $ 92,368    $ 97,380
       Regular Savings, Now Accounts and Money
          Market Deposit Accounts                     341,616     340,218
       Certificates of Deposit over $100,000           50,274      70,614
       Other Time                                     256,295     242,012
                                                     --------    --------
          Total Deposits                              740,553     750,224
                                                     --------    --------
     Federal Funds Purchased and Other Short
       Term Borrowings                                 14,997       3,260
     Accrued Taxes and Other Liabilities               10,451      11,419
     Long-Term Debt                                    22,548      23,475
                                                     --------    --------
          Total Liabilities                           788,549     788,378
                                                     --------    --------

     Stockholders' Equity
     Common Stock $3.33 1/3 Par Value:  Authorized-
       20,000,000; Shares Issued-4,816,983 at June 30,
       1996 and 4,810,983 at December 31, 1995         16,056      16,036
     Surplus                                            6,787       6,680
     Undivided Profits                                 65,969      63,065
     Market (Under)/Over Cost of Securities
       Available For Sale, Net of Deferred Tax           (506)        474
     Treasury Stock (208,925 shares at June 30, 1996
       and 122,268 shares at December 31, 1995)        (4,387)     (2,243)
     Common Stock Subscribed by ESOP                     (808)       (967)
                                                     --------    --------
          Total Stockholders' Equity                   83,111      83,045
                                                     --------    --------
          Total Liabilities and Stockholders' Equity $871,660    $871,423
                                                     ========    ========


     See accompanying notes to consolidated interim financial statements.

                            EVERGREEN BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)

     THE SIX MONTHS ENDED JUNE 30,                       1996      1995
                                                           (Unaudited)
                                                       ------------------
     Cash Flows from Operating Activities:
     Net Income. . . . . . . . . . . . . . . . . . .  $  4,898  $  3,863
     Adjustments to Reconcile Net Income to
     Net Cash Provided by Operating Activities:
       Net Change in Unearned Loan Fees. . . . . . .        24        21
       Net Change in Other Assets and Other Liabilities    182       133
       Loss on Sale of Securities. . . . . . . . . .        17       187
       (Increase)/Decrease in Deferred Tax Benefit .      (293)      514
       Loss on Write-Down of Other Real Estate . . .        99       102
       Gain on Disposition of Assets . . . . . . . .        (7)        -
       Depreciation. . . . . . . . . . . . . . . . .       765       731
       Provision for Loan Losses . . . . . . . . . .       720     1,080
       Amortization of Premiums & Accretion of
               Discounts on Securities, Net. . . . .       195        21
                                                       -------   -------

          Net Cash Provided By Operating Activities.     6,600     6,652
                                                       -------   -------
     Cash Flows From Investing Activities:
     Proceeds From:
       Sales of Securities Available for Sale. . . .     2,811     7,997
       Maturities of Securities Available for Sale .    32,406    23,130
       Maturities of Securities Held to Maturity . .     4,544     9,144
     Purchases of Securities Available for Sale. . .   (10,116)  (23,352)
     Purchases of Securities Held to Maturity. . . .    (2,996)   (5,500)
     Proceeds From Sales of Loans. . . . . . . . . .       841     4,382
     Change in Credit Card and
       Check Overdraft Receivables . . . . . . . . .       348       269
     Proceeds From Sales of Other Real Estate. . . .       235     4,322
     Net Increase in Loans . . . . . . . . . . . . .   (44,886)  (11,483)
     Capital Expenditures. . . . . . . . . . . . . .      (292)     (584)
                                                       -------    ------
          Net Cash (Used)/Provided By
            Investing Activities . . . . . . . . . .   (17,105)    8,325
                                                       -------    ------
     Cash Flows From Financing Activities:
     Net Decrease in Deposits. . . . . . . . . . . .    (9,671)  (15,058)
     Net Increase in Short-Term Borrowings . . . . .    11,737     8,439
     Payments on Long Term Debt. . . . . . . . . . .      (768)      (52)
     Proceeds From Issuance of Common Stock. . . . .       127        62

                                                           (Continued)

                            EVERGREEN BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   CONTINUED
                            (DOLLARS IN THOUSANDS)

     THE SIX MONTHS ENDED JUNE 30,                       1996      1995
                                                           (Unaudited)
                                                      -------------------

     Payments for Purchase of Treasury Stock. . . .     (2,271)     (749)
     Dividends Paid . . . . . . . . . . . . . . . .     (1,867)     (948)
                                                      --------   -------
          Net Cash Used By Financing Activities . .     (2,713)   (8,306)
                                                      --------   -------
     Net(Decrease)/Increase in Cash and
       Cash Equivalents . . . . . . . . . . . . . .    (13,218)    6,671
     Cash and Cash Equivalents at Beginning of Year     43,621    34,592
                                                      --------  --------
     Cash and Cash Equivalents at End of Quarter. .   $ 30,403  $ 41,263
                                                      ========  ========
     Supplemental Disclosure of Cash Flows:
     Interest Paid. . . . . . . . . . . . . . . . .   $ 14,303  $ 12,788
     Taxes Paid . . . . . . . . . . . . . . . . . .      2,964     2,508

     Supplemental Schedule of Non-Cash Investing and Financing Activities:
     Certain properties which were foreclosed upon were transferred from loans to other real estate in the amount of $312,000 and $1,630,000 during the six months ended June 30, 1996 and 1995, respectively.

     The Company borrowed $1,600,000 which was used to subscribe for common stock of the Company in 1990. Payments were made on the ESOP loan in the amount of $159,000 and $153,000 during the six months ended June 30, 1996 and 1995 respectively.

     As a result of the adoption of Statement of Financial Accounting Standard No. 115, securities available for sale are recorded at fair value. The unrealized loss on these securities was $843,000 at June 30, 1996. The adjustment to stockholders' equity for the unrealized loss was $506,000, net of deferred income tax benefit of $337,000.

     At  June  30,  1995  these  securities  had  an  unrealized  loss  of
     $977,000.   The adjustment to  stockholders  equity net  of  deferred
     income tax benefit of $391,000, was $586,000.








     See accompanying notes to consolidated interim financial statements.

                            EVERGREEN BANCORP, INC.
              NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                  (UNAUDITED)


     1. Financial Statement Presentation
        --------------------------------

     The accompanying consolidated financial statements consist of Evergreen Bancorp, Inc. ("the Company") and the financial statements of its wholly owned subsidiary, Evergreen Bank, N.A. The unaudited consolidated interim financial statements have been prepared according to the rules of the Securities and Exchange Commission. In the opinion of the Company, the accompanying unaudited consolidated interim financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1996, the results of operations for the three and six months ended June 30, 1996 and 1995 and cash flows for the six months ended June 30, 1996 and 1995. All adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations applicable to interim financial statements.

     The accompanying interim consolidated financial statements should be read in conjunction with the Evergreen Bancorp, Inc. consolidated year-end financial statements, including notes thereto, which are included in the Evergreen Bancorp, Inc. 1995 Annual Report and Form 10-K.

     2. Earnings Per Share
        ------------------

     Earnings per share is calculated as net income divided by average shares outstanding. Average shares outstanding for June 30, 1996, and 1995, takes into consideration a reduction to issued shares by treasury stock held, weighted by the number of days in the period such stock is held.

     3. Payment of Dividends
        --------------------

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

                           Independent Auditors' Review Report


     The Board of Directors and Stockholders
     Evergreen Bancorp, Inc.:


     We have reviewed the consolidated statement of financial condition of Evergreen Bancorp, Inc. and subsidiaries as of June 30, 1996 and the related consolidated statements of income for the three-month and six-month periods ended June 30, 1996 and 1995, and the consolidated statements of cash flows for the six-month periods ended June 30, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of financial condition of Evergreen Bancorp, Inc. and subsidiaries as of December 31, 1995, and the related consolidated statements of income, changes in stock-holders' equity, and cash flows for the year then ended (not present-ed herein); and in our report dated January 26, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consoli-dated statement of financial condition as of December 31, 1995, is fairly presented, in all material respects, in relation to the con-solidated statement of financial condition from which it has been derived.

     /s/ KPMG PEAT MARWICK, LLP
     Albany, New York
     August 2, 1996

                            EVERGREEN BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                          OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


     FINANCIAL REVIEW
     ----------------

     The principal source of earnings for the Company is its single banking subsidiary, Evergreen Bank, N.A. All discussion herein refers to the banking activities of the Company's banking subsidiary unless otherwise noted.

     SUMMARY OF RESULTS OF OPERATIONS
     --------------------------------

     Net income for the three months ended June 30, 1996, was $2,519,000 as compared to $1,831,000 in the same quarter last year. This represents an increase of $688,000. For the six months ended June 30, 1996 net income was $4,898,000 compared to $3,863,000 in 1995. Net income per share for the quarter ended June 30, 1996, was $.54, compared to $.39 for the June 30, 1995 quarter. For the three and six month periods, the primary reasons for the increases in net income were increases in net interest income, a lower provision for loan losses, and a significant decrease in FDIC insurance.

     In 1996, the annualized return on average assets for the six months ended June 30, was 1.12%, compared to .93% for the first six months last year. The annualized return on average stockholders' equity for the first six months of 1996 was 11.8%, compared to 10.1% for the same period in 1995. The increase in the returns on average assets and stockholders' equity are due primarily to the increased level of net income.

     NET INTEREST INCOME
     -------------------

     Net interest income for the three months ended June 30, 1996 was $10,180,000, compared to $9,900,000 for the same period of 1995. This represents an increase of $280,000, or 2.8%. The first six months of 1996 reflects net interest income of $20,113,000, an increase of 1.8% as compared to $19,767,000 for the same period last year. The increase in net interest income in 1996's second quarter is attributed primarily to a higher level of average earning assets which offset the effects of a lower net interest margin.

     On a taxable equivalent basis, net interest income was $10,374,000 for the quarter ended June 30, 1996 as compared to $10,198,000 for the quarter ended June 30, 1995. This represents an increase of $176,000, or 1.7%. For the first six months of 1996 taxable equivalent net interest income increased 0.7% to $20,512,000 from $20,379,000 for the

                            EVERGREEN BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   CONTINUED


     six months ended June 30, 1995. The increase in net interest income on a taxable equivalent basis resulted primarily from an increase in the volume of average earning assets. Average earning assets increased $35.2 million, or 4.4%, in comparison to the same period in 1995. This increase resulted primarily from higher levels of loans and securities. Loans increased $32.3 million and securities increased $8.5 million on average. These increases were partially offset by a decrease in average Fed Funds sold and interest bearing deposits of $5.6 million. The income increase due to volume was somewhat offset by a lower net interest margain. At 4.98% the margin for the first six months of 1996 was 20 basis points lower than the same period of the prior year. The decrease in the margin was a result of rates on interest bearing deposits rising 17 basis points while rates on interest earning assets declined 7 basis points. The decrease in yields on earning assets is due to a relative shift in the loan portfolio from commercial loans to lower yielding retail loans.

     The increases in average earning assets were funded by decreases in non-earning assets of $5.6 million and an increase in average interest bearing liabilities of $26.9 million. Average interest bearing liabilty increases were concentrated in time deposits, which increased $27.6 million, and long-term debt, which increased $12.0 million. These increases were offset by decreases in other deposit categories and short-term borrowings.

     ALLOWANCE FOR LOAN LOSSES
     -------------------------

     The Company's allowance for loan losses at June 30, 1996, has increased $565,000 to $12,680,000 from the December 31, 1995 balance. As a per-cent of total loans, net of unearned income, the allowance was approx-imately 2.0% at June 30, 1996. The allowance represents approximately 200.8% of total non-performing loans at quarter end. The provision for loan losses for the quarter ended June 30, 1996 was $360,000 compared to $540,000 for the same period in 1995. For the six months ended June 30, 1996 the provision totaled $720,000, compared to $1,080,000 a year earlier. The reduced provision, from year earlier levels, reflects the significant and continued reduction of non-performing loans from the levels of the previous year, and an improvement to the overall credit quality of the portfolio from that time. Were these trends to reverse, additional provisions might be required.

     The allowance for loan losses represents amounts available for future credit losses and reflects management's ongoing detailed review of certain individual credits, as well as analysis of the historic net charge off experience of the portfolio, an evaluation of current and anticipated economic conditions, peer group statistics and other pertinent factors.
                                    - 12 -





                            EVERGREEN BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   CONTINUED


     Loans (or portions thereof) deemed uncollectable are charged against the allowance while recoveries of amounts previously charged off are added to the allowance. Provisions for loan losses charged to earnings are added to the allowance. Amounts are charged off once the proba-bility of loss has been determined, with consideration given to factors such as the customer's financial condition, underlying collateral and guarantees, and general and industry economic conditions.


     The following table presents information concerning non-performing loans and other real estate.

                                              6/30/96       12/31/95
                                              -------       --------
                                              (Dollars In Thousands)

               Non-Accrual                   $  4,521       $  4,571
               Past Due 90 Days                 1,657          1,203
               Restructured                       136            138
                                             --------       --------
                 Total Non-Performing
                    Loans                    $  6,314       $  5,912
                                             ========       ========

                 Other Real Estate           $  3,762       $  3,784
                                             ========       ========

     The   majority  of  the  Company's  non-performing   loans  consist  of
     commercial and commercial real estate loans. There is no distinct concentration as to type of borrower within these classifications.

     OTHER INCOME AND EXPENSE
     ------------------------

     Other income for the six months ended June 30, 1996, was $3,212,000, $75,000 more than the $3,137,000 recorded in the same period last year. The Company recorded security losses of $17,000 in 1996 versus losses of $187,000 in 1995, this reduced level of securities losses contri-buted to the increase in other income. The largest source of other income continues to be service charges. Other income for the second quarter of 1996 was $1,637,000, up 12.2% from $1,459,000 in the second quarter of 1995.

                            EVERGREEN BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   CONTINUED


     Other expense for the three months ended June 30, 1996 was $7,603,000, compared to $8,073,000 for the same quarter last year, a decrease of $470,000, or 5.8%. Salaries and employee benefits expense, the largest component of other operating expense, declined $14,000 to $3,961,000 for the three months ended June 30, 1996, from $3,975,000 during the same period of 1995.

     FDIC insurance was $1,000 for the quarter ended June 30, 1996, compared to $468,000 for the same quarter last year. This is a result of the FDIC determining, late in 1995, that insurance premiums charged to members of the Bank Insurance Fund, could be reduced or eliminated for the time being based on the full capitalizaton of the Fund. There is no assurance that the virtual elimination of FDIC insurance premiums will continue indefinately. Professional services totaled $258,000 for the quarter ended June 30, 1996, compared to $478,000 for the same period a year ago. This represents a decrease of $220,000, or 46.0%, and is due primarily to lower levels of non-performing loans and other real estate owned. Data processing costs were $630,000 for the second quarter, compared to $537,000 for the same period a year ago, an increase of $93,000 or 17.3% and is due to increased outsourcing. OREO expenses increased $132,000 from the second quarter of 1995 due to a one time charge incurred to rehabilatate a property to salable condition.

     INCOME TAX EXPENSE
     ------------------

     Income tax expense for the three months ended June 30, 1996, was $1,335,000 as compared to $915,000 for the three months ended June 30, 1996. For the six months ended June 30, 1996, income tax expense was $2,729,000 compared to $ 1,929,000 in 1995. The increased expense is a result of higher levels of income. The effective income tax rates for the six months ended June 30, 1996 and 1995 were 35.8% and 33.3%, respectively. The increase in the effective tax rate is attributable to lower relative levels of income derived from tax exempt sources.

     CAPITAL AND LIQUIDITY
     ---------------------

     At June 30, 1996, stockholders' equity was $83,111,000 as compared to $83,045,000 at December 31, 1995, an increase of $66,000 or .1%. The increase in stockholders' equity is a result of the retention of earnings of $3,031,000, stock issuance of $127,000 and a reduction of the ESOP balance of $159,000. These were offset by treasury share purchases of $2,271,000 and a change in the valuation of securities available for sale, net of deferred tax benefit, of $980,000.

                            EVERGREEN BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   CONTINUED



     On March 16, 1995, the Company indicated its intent to repurchase up to 5% of its then outstanding shares. The purchase authorization was up to 237,000 shares at a maximim cost of $4,750,000. From that time, and throughout the second quarter of 1996, the Company purchased 218,416 shares at a cost of approximately $4,698,000, effectively completing the March 1995 program.

     On July 18, 1996 the Company announced a new repurchase program author-izing purchases of an additional 4% of issued shares or approximately 193,000 shares, at market prices. The funding for this program is not anticipated to materially affect the liquidity or capital position of either the Company or the Bank.

     The following table sets forth the Company's risk based capital ratios as of June 30, 1996 and the regulatory guidelines for well capitalized institutions.

                                     Evergreen           Well Capitalized
          Risk-Based               Bancorp, Inc.             Regulatory
            Ratios                 June 30, 1996             Guidelines
          ----------               -------------         ----------------

          Leverage Ratio                9.6 %                  5.0 %

          Tier 1                       13.8 %                  6.0 %

          Total Capital                15.1 %                 10.0 %

     Average federal funds sold for the six months ended June 30, 1996 was $14,308,000, as compared to $19,555,000 for the six months ended June 30, 1995. Net cash provided by operating activities was $6,600,000 for the six months ended June 30, 1996 as compared to net cash provided of $6,652,000 for the six months ended June 30, 1995. Largely due to increases in loan balances, net cash used by investing activities was $17,105,000 for the six months ended June 30, 1996 as compared to net cash provided of $8,325,000 for the same period last year. Net cash used by financing activities was $2,713,000 for the six months of 1996 as compared to cash used of $8,306,000 for the six months of 1995. The decrease in cash used by financing activities resulted primarily from a $5,387,000 net decrease in cash outflows from deposit accounts. The level of cash and cash equivalents was $30,403,000 at June 30, 1996 as compared to $41,263,000 at June 30, 1995.

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

                            EVERGREEN BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   CONTINUED

     CAPITAL EXPENDITURES AND COMMITMENTS
     ------------------------------------

     Subsequent to June 30, 1996, the Company entered into commitments for two additional branches, one owned and one leased, subject to obtaining the requisite regulatory approvals. The capital expenditures for the two locations is expected to total approximately $1.8 million. The Company currently expects to open at least two additional branches in 1997.

     Subsequent to June 30, 1996, the Company entered into an agreement to extend its principal data processing contract through June 30, 2002, providing for a reduction from existing costs.

     The Company has plans to install an imaging system and upgrade teller platform equipment and systems. The combined cost of these projects is approximately $500,000.

     RATE VOLUME ANALYSIS
     --------------------

     For the purposes of the following analysis, Securities Available for Sale are stated at average amortized cost and Stockholders' Equity is unadjusted for the effects of SFAS No. 115.

     Non-accrual loans are included in the following analysis and the average balance of these loans is deemed immaterial.

     Portions of income earned on certain Commercial Loans, US Government Obligations, and Obligations of State and Political Subdivisions are exempt from Federal and/or State taxation. Appropriate adjustments have been made to reflect the equivalent amount of taxable income that would have been necessary to generate an equal amount of after tax income. The taxable equivalent adjustment is based on a marginal Federal income tax rate of 35.0% in 1996 and 1995 along with a marginal State income tax rate of 9.225% for 1996 and 9.625% for 1995.

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

                            EVERGREEN BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   CONTINUED

     Analysis of Variance in Net Interest Income Due to Volume and Rates



                                      For the three months ended
                                   June 30, 1996  VS  June 30, 1995

                                   INCREASE / (DECREASE)    TOTAL
                                     DUE TO CHANGE IN      INCREASE/
                                    VOLUME      RATE      (DECREASE)
                                   ---------------------  ----------
     Interest Earned:
     Loans
       Taxable                      $  881        $ (255)     $  626
       Tax-Exempt                       36           (75)        (39)
     Investment Securities
       Taxable                         345           (49)        296
       Tax-Exempt                     (256)           40        (216)
     Federal Funds Sold               (309)          (65)       (374)
     Interest-Bearing Deposits          (4)            -          (4)
                                    ------        ------      ------
     Changes in Total Interest
     Income                            693          (404)        289
                                    ------        ------      ------
     Less Interest Expense Incurred:
     Regular Savings, NOW and MMDAs     (5)          (44)        (49)
     Time Deposits                     235          (125)        110
     Short-Term Borrowings            (107)          (49)       (156)
     Long Term Debt                    183            25         208

     Changes in Total Interest      ------        ------      ------
     Expense                           306          (193)        113
                                    ------        ------      ------
     Changes in Net Interest
     Income                         $  387        $ (211)     $  176
                                    ======        ======      ======

                            EVERGREEN BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   CONTINUED


     Analysis of Variance in Net Interest Income Due to Volume and Rates


                                        For the six months ended
                                    June 30, 1996  VS  June 30, 1995

                                   INCREASE / (DECREASE)     TOTAL
                                     DUE TO CHANGE IN       INCREASE/
                                    VOLUME      RATE       (DECREASE)
                                   ---------------------   ----------
     Interest Earned:
     Loans and Leases
          Taxable                   $ 1,467        $ (121)    $ 1,346
          Tax-Exempt                     65          (135)        (70)
     Investment Securities
     Taxable                            639            51         690
     Tax-Exempt                        (515)           72        (443)
     Federal Funds Sold                (144)          (65)       (209)
     Interest-Bearing Deposits           (9)            -          (9)
                                    -------        ------     -------
     Changes in Total Interest
     Income                           1,503          (198)      1,305
                                    -------        ------     -------
     Less Interest Expense Incurred:
     Regular Savings, NOW and MMDAs     (89)           28         (61)
     Time Deposits                      763           231         994
     Short-Term Borrowings             (150)          (64)       (214)
     Long Term Debt                     415            38         453
                                    -------        ------     -------
     Changes in Total Interest
     Expense                            939           233       1,172
                                    -------        ------     -------
     Changes in Net Interest
     Income                         $   564        $ (431)    $   133
                                    =======        ======     =======

                             EVERGREEN BANCORP, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED
                Average Balances Three Months Ended June 30, 1996

                                              Interest     Average
                                  Average      Income/       Yield/
                                  Balance      Expense        Rate
     Assets:                      -------      -------      -------
     Loans
       Taxable                   $607,198      $13,723        9.09%
       Tax Exempt                  15,464          301        7.83%
     Securities
       Taxable                    184,847        2,987        6.50%
       Tax Exempt                  12,522          306        9.83%
     Federal Funds Sold            13,136          172        5.27%
     Interest Bearing Deposits
       with Banks                      85            1        4.73%
                                 --------      -------
     Total Earning Assets         833,252       17,490        8.44%
                                               -------
     Allowance for Loan
       Losses                     (12,455)
     Cash and Due from Banks       29,419
     Other Non-Earning Assets      31,075
                                 --------
          Total Assets           $881,291
                                 ========
     Liabilities and
     Stockholders' Equity:
     Regular Savings, NOW
       and MMDAs                 $339,371        2,330        2.76%
     Time Deposits                326,949        4,348        5.35%
     Short-Term Borrowings          3,893           49        5.06%
     Long Term Debt                22,869          389        6.84%
                                 --------      -------
     Total Interest
       Bearing Liabilities        693,082        7,116        4.13%
                                               -------        -----
     Demand Deposits               92,221
     Other Liabilities             12,552
     Stockholders' Equity          83,436

     Total Liabilities and       --------
       Stockholders' Equity      $881,291
                                 ========
     Net Interest Income (Tax
       Equivalent Basis)                        10,374
     Tax Equivalent Adjustment                    (194)
                                               -------
     Net Interest Income                       $10,180
                                               =======
     Net Interest Rate Spread                                 4.31%
                                                              =====
     Net Interest Margin                                      5.01%
                                                              =====
                                    - 19 -




                             EVERGREEN BANCORP, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED
                Average Balances Three Months Ended June 30, 1995

                                               Interest     Average
                                  Average      Income/       Yield/
                                  Balance      Expense        Rate
     Assets:                      -------      -------      -------
     Loans
       Taxable                   $567,152      $13,097        9.26%
       Tax Exempt                  13,841          340        9.85%
     Securities
       Taxable                    163,168        2,691        6.62%
       Tax Exempt                  23,075          522        9.07%
     Federal Funds Sold            35,988          546        6.09%
     Interest Bearing Deposits
       with Banks                     446            5        4.50%
                                 --------      -------
     Total Earning Assets         803,670       17,201        8.58%
                                               -------        -----
     Allowance for Loan
       Losses                     (18,108)
     Cash and Due from Banks       27,678
     Other Non-Earning Assets      38,669
                                 --------
          Total Assets           $851,909
                                 ========
     Liabilities and
     Stockholders' Equity:
     Regular Savings, NOW
       and MMDAs                 $340,054        2,379        2.81%
     Time Deposits                308,911        4,238        5.50%
     Short-Term Borrowings         11,318          205        7.27%
     Long Term Debt                11,921          181        6.09%
                                 --------      -------
     Total Interest
       Bearing Liabilities        672,204        7,003        4.18%
                                               -------        -----
     Demand Deposits               89,813
     Other Liabilities             10,222
     Stockholders' Equity          79,670
                                 --------
     Total Liabilities and
       Stockholders' Equity      $851,909
                                 ========
     Net Interest Income (Tax
       Equivalent Basis)                        10,198
     Tax Equivalent Adjustment                    (298)
                                               -------
     Net Interest Income                       $ 9,900
                                               =======
     Net Interest Rate Spread                                 4.40%
                                                              =====
     Net Interest Margin                                      5.09%
                                                              =====
                                    - 20 -




                             EVERGREEN BANCORP, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED
                 Average Balances Six Months Ended June 30, 1996

                                               Interest     Average
                                  Average      Income/       Yield/
                                  Balance      Expense        Rate
     Assets:                      -------      -------      -------
     Loans
       Taxable                   $596,829      $27,125        9.14%
       Tax Exempt                  15,398          608        7.94%
     Securities
       Taxable                    188,980        6,144        6.54%
       Tax Exempt                  13,036          635        9.80%
     Federal Funds Sold            14,308          380        5.34%
     Interest Bearing Deposits
       with Banks                      83            2        4.85%
                                 --------      -------
     Total Earning Assets         828,634       34,894        8.47%
                                               -------        -----
     Allowance for Loan
       Losses                     (12,314)
     Cash and Due from Banks       29,532
     Other Non-Earning Assets      31,932
                                 --------
          Total Assets           $877,784
                                 ========
     Liabilities and
     Stockholders' Equity:
     Regular Savings, NOW
       and MMDAs                 $339,614        4,675        2.77%
     Time Deposits                323,583        8,808        5.47%
     Short-Term Borrowings          3,651           92        5.07%
     Long Term Debt                23,067          807        7.04%
                                 --------      -------
     Total Interest
       Bearing Liabilities        689,915       14,382        4.19%
                                               -------        -----
     Demand Deposits               92,309
     Other Liabilities             12,368
     Stockholders' Equity          83,192

     Total Liabilities and       --------
       Stockholders' Equity      $877,784
                                 ========
     Net Interest Income (Tax
       Equivalent Basis)                        20,512
     Tax Equivalent Adjustment                    (399)
                                               -------
     Net Interest Income                       $20,113
                                               =======
     Net Interest Rate Spread                                 4.28%
                                                              =====
     Net Interest Margin                                      4.98%
                                                              =====
                                    - 21 -




                              EVERGREEN BANCORP, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED
                 Average Balances Six Months Ended June 30, 1995

                                               Interest     Average
                                  Average      Income/       Yield/
                                  Balance      Expense        Rate
     Assets:                      -------      -------      -------
     Loans
       Taxable                   $565,991      $25,779        9.18%
       Tax Exempt                  13,973          678        9.78%
     Securities
       Taxable                    169,746        5,454        6.48%
       Tax Exempt                  23,760        1,078        9.15%
     Federal Funds Sold            19,555          589        6.08%
     Interest Bearing Deposits
       with Banks                     456           11        4.94%
                                 --------      -------
     Total Earning Assets         793,481       33,589        8.54%
                                               -------        -----
     Allowance for Loan
       Losses                     (18,574)
     Cash and Due from Banks       27,596
     Other Non-Earning Assets      39,455
                                 --------
          Total Assets           $841,958
                                 ========
     Liabilities and
     Stockholders' Equity
     Regular Savings, NOW
       and MMDAs                 $346,846        4,736        2.75%
     Time Deposits                295,979        7,814        5.32%
     Short-Term Borrowings          9,063          306        6.80%
     Long Term Debt                11,115          354        6.41%
                                 --------      -------
     Total Interest
       Bearing Liabilities        663,003       13,210        4.02%
                                               -------        -----
     Demand Deposits               89,735
     Other Liabilities             10,098
     Stockholders' Equity          79,122
                                 --------
     Total Liabilities and
       Stockholders' Equity      $841,958
                                 ========
     Net Interest Income (Tax
       Equivalent Basis)                        20,379
     Tax Equivalent Adjustment                    (612)
                                               -------
     Net Interest Income                       $19,767
                                               =======
     Net Interest Rate Spread                                 4.52%
                                                              =====
     Net Interest Margin                                      5.18%
                                                              =====
                                    - 22 -










                                  Signatures
                                  ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned duly authorized.



                                   EVERGREEN BANCORP, INC.




      August 12, 1996                    /s/ George W. Dougan
      ---------------                    --------------------
          Date                             George W. Dougan
                                   President & Chief Executive Officer
                                      (Principal Executive Officer)



      August 12, 1996                    /s/ George L. Fredette
      ---------------                    ----------------------
          Date                             George L. Fredette
                                    Senior Vice President, Treasurer
                                      (Principal Financial Officer)





















                                    - 23 -






Exhibit 11 - Earnings per Share


                            EVERGREEN BANCORP, INC.
                  COMPUTATION OF NET INCOME PER COMMON SHARE
               (Dollars in Thousands, Except Per Share Amounts)


                                             Six Months Ended June 30,
                                        ___________________________________

                                              1996               1995
                                          ____________       ____________

Net Income Per Common Share:
Weighted Average Common Shares
Outstanding                                 4,643,000          4,733,000
                                          ============       ============
Net Income                                    $ 4,898           $  3,863
                                          ============       ============
Net Income per Common Share                   $  1.05           $    .82
                                          ============       ============

Net Income Per Common Share - Primary:
Weighted Average Common Shares
Outstanding                                 4,643,000          4,733,000
Common Stock Equivalents - Primary             56,000             26,000
                                          ------------       ------------
Weighted Average Common Shares and
Common Share Equivalents Outstanding        4,699,000          4,759,000
                                          ============       ============
Net Income                                    $ 4,898           $  3,863
                                          ============       ============
Net Income per Common Share                   $  1.04           $    .81
                                          ============       ============

Net Income Per Common Share - Fully Diluted:
Weighted Average Common Shares
Outstanding                                 4,643,000          4,733,000
Common Stock Equivalents - Fully Diluted       65,000             42,000
                                          ------------       ------------
Weighted Average Common Shares and
Common Share Equivalents Outstanding        4,708,000          4,775,000
                                          ============       ============
Net Income                                    $ 4,898           $  3,863
                                          ============       ============
Net Income per Common Share                   $  1.04           $    .81
                                          ============       ============