Form 10-Q
period 1996-09-30
EVERGREEN BANCORP INC
filed 1996-11-13
CIK 351521

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549



                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarter ended September 30, 1996
                        Commission File Number 0-10275


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


                 237 GLEN STREET, GLENS FALLS, NEW YORK 12801
                 --------------------------------------------
                   (Address of principal executive offices)


     Registrant's telephone number, including area code:    (518) 792-1151
                                                            --------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securi-ties Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
     the past 90 days.   Yes   X     No
                             -----      -----

     Indicate the number of shares outstanding of each Issuer's classes of common stock, as of the latest practicable date:


     Class of Common Stock                   Number of Shares Outstanding
                                                as of October 31, 1996
      -------------------                       ----------------------
      $3.33 1/3 Par Value                              9,149,787











                   EVERGREEN BANCORP, INC. AND SUBSIDIARIES

                                     INDEX

                                                                  Page No.
                                                                  --------

     PART I         FINANCIAL INFORMATION
     ------

     Item 1    Financial Statements (unaudited):

               Consolidated Statements of Income for the Three
               Months Ended September 30, 1996, and 1995             1-2

               Consolidated Statements of Income for the Nine
               Months Ended September 30, 1996, and 1995             3-4

               Consolidated Statements of Financial Condition
               as of September 30, 1996, and December 31, 1995       5-6

               Consolidated Statements of Cash Flows for the
               Nine Months Ended September 30, 1996 and 1995         7-8

               Notes to Consolidated Interim
               Financial Statements                                   9

               Report of Independent Auditors                        10

     Item 2    Management's Discussion and Analysis                 11-22


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

     Item 4    Submission of Matters to a Vote of Security Holders - None

     Item 5    Other Information - None

     Item 6(a) Exhibits - The following exhibits are submitted herewith:

               Exhibit 11 - Computation of Net Income Per Share
               Exhibit 27 - Financial Data Schedule

           (b) Reports on Form 8-K

               Registrant's press release, dated August 15, 1996, announcing the declaration of a two-for-one stock split in the form of a 100% stock dividend and plans to increase the common stock dividend.




                            EVERGREEN BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                            (DOLLARS IN THOUSANDS)
                            (EXCEPT PER SHARE DATA)


                                                           THREE MONTHS
                                                        ENDED September 30,
                                                          1996      1995
                                                            (UNAUDITED)
     Interest Income:
       Interest and Fees on Loans                        $14,657   $13,369
       Interest on U.S. Government & Agency Obligations    2,699     2,714
       Interest on State & Municipal Obligations             241       388
       Interest on Other Bonds, Notes, & Debentures          111       143
       Interest on Federal Funds Sold & Bank Deposits        179       411
                                                         -------   -------
     Total Interest Income                                17,887    17,025
                                                         -------   -------
     Interest Expense:
       Interest on Deposits:
         Regular Savings, NOW and Money Market
           Deposit Accounts                                2,381     2,515
         Other Time                                        4,408     4,125
       Interest on Short-Term Borrowings                      50       185
       Interest on Long-Term Debt                            383       205
                                                         -------   -------
          Total Interest Expense                           7,222     7,030
                                                         -------   -------

     Net Interest Income                                  10,665     9,995
     Provision for Loan Losses                               360       360
                                                         -------   -------
     Net Interest Income After Provision for
        Loan Losses                                       10,305     9,635
                                                         -------   -------
     Other Income:
       Trust Department Income                               551       465
       Service Charges on Deposit Accounts                   709       722
       Net Gain on Security Transactions                      10        25
       Other                                                 312       338
                                                         -------   -------
          Total Other Income                               1,582     1,550
                                                         -------   -------

                                                            (Continued)

                            EVERGREEN BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                   CONTINUED
                            (DOLLARS IN THOUSANDS)
                            (EXCEPT PER SHARE DATA)

                                                            THREE MONTHS
                                                         ENDED September 30,
                                                           1996      1995
                                                             (UNAUDITED)
     Other Expense:
       Salaries and Employee Benefits                      4,360     4,484
       Net Occupancy Expense                                 481       498
       Equipment Expense                                     448       464
       FDIC Insurance                                          1         6
       Professional Services                                 330       374
       Data Processing                                       591       481
       Supplies and Printing                                 205       186
       Advertising                                           195       157
       Postage                                               124       119
       OREO Writedowns and Expenses, Net                     (66)      904
       Other                                               1,018     1,261
                                                         -------   -------
          Total Other Expense                              7,687     8,934
                                                         -------   -------

     Income Before Taxes                                   4,200     2,251
     Applicable Income Taxes                               1,506       201
                                                         -------   -------
     Net Income                                          $ 2,694   $ 2,050
                                                         =======   =======
     Earnings Per Common Share:
     Average Shares Outstanding                        9,199,000 9,416,000

     Net Income per Share                                $   .29    $  .22




     See accompanying notes to consolidated interim financial statements.

                            EVERGREEN BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                            (DOLLARS IN THOUSANDS)
                            (EXCEPT PER SHARE DATA)

                                                             NINE MONTHS
                                                          ENDED September 30,
                                                            1996      1995
                                                              (UNAUDITED)
     Interest Income:
       Interest and Fees on Loans                          $42,211  $39,577
       Interest on U.S. Government & Agency Obligations      8,385    7,613
       Interest on State & Municipal Obligations               877    1,367
       Interest on Other Bonds, Notes, & Debentures            348      434
       Interest on Federal Funds Sold & Bank Deposits          561    1,011
                                                            ------   ------
          Total Interest Income                             52,382   50,002
                                                            ------   ------
     Interest Expense:
       Interest on Deposits:
         Regular Savings, NOW and Money Market
           Deposit Accounts                                  7,056    7,251
         Other Time                                         13,216   11,939
       Interest on Short-Term Borrowings                       142      491
       Interest on Long-Term Debt                            1,190      559
                                                            ------   ------
          Total Interest Expense                            21,604   20,240
                                                            ------   ------

     Net Interest Income                                    30,778   29,762
     Provision for Loan Losses                               1,080    1,440
                                                            ------   ------
     Net Interest Income After Provision for Loan Losses    29,698   28,322
                                                            ------   ------

     Other Income:
       Trust Department Income                               1,754    1,701
       Service Charges on Deposit Accounts                   2,119    2,081
       Net Loss on Security Transactions                        (7)    (162)
       Other                                                   928    1,067
                                                            ------   ------
          Total Other Income                                 4,794    4,687
                                                            ------   ------

                                                              (Continued)

                            EVERGREEN BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                   CONTINUED
                            (DOLLARS IN THOUSANDS)
                            (EXCEPT PER SHARE DATA)

                                                            NINE MONTHS
                                                        ENDED September 30,
                                                           1996     1995
                                                            (UNAUDITED)


     Other Expenses:
       Salaries and Employee Benefits                     12,141    12,183
       Net Occupancy Expense                               1,489     1,483
       Equipment Expense                                   1,385     1,376
       FDIC Insurance                                          2       942
       Professional Services                                 867     1,197
       Data Processing                                     1,844     1,438
       Supplies and Printing                                 622       772
       Advertising                                           615       487
       Postage                                               399       382
       OREO Writedowns and Expenses, Net                     327       903
       Other                                               2,974     3,803
                                                         -------   -------
          Total Other Expenses                            22,665    24,966
                                                         -------   -------

     Income Before Taxes                                  11,827     8,043
     Applicable Income Taxes                               4,235     2,130
                                                         -------   -------
     Net Income                                          $ 7,592   $ 5,913
                                                         =======   =======
     Earnings Per Common Share:
     Average Shares Outstanding                        9,257,000 9,449,000

     Net Income per share                               $    .82   $   .63



     See accompanying notes to consolidated interim financial statements.

                            EVERGREEN BANCORP, INC.
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                            (DOLLARS IN THOUSANDS)

                                                        9/30/96   12/31/95
                                                      (UNAUDITED)


     Assets:

     Cash and Cash Equivalents:
     Cash and Due From Banks                           $ 36,938    $ 31,021
     Federal Funds Sold                                  24,000      12,600
                                                       --------    --------
             Total Cash and Cash Equivalents             60,938      43,621
                                                       --------    --------
     Securities:
     Securities Available For Sale (Amortized
       cost of $163,615 and $189,995 at 9/30/96
       and 12/31/95 respectively)                       163,321     190,785
     Securities Held to Maturity (fair value
       of $22,199 and $24,515 at 9/30/96
       and 12/31/95 respectively)                        21,411      23,128
                                                       --------    --------
          Total Securities                              184,732     213,913
                                                       --------    --------
     Loans:
       Commercial                                       223,739     230,771
       Mortgage                                         275,862     247,183
       Installment                                      150,227     120,654
       Other                                                248         429
                                                       --------    --------
          Total Loans                                   650,076     599,037
     Less:
       Allowance for Loan Losses                        (12,682)    (12,115)
       Unearned Income on Loans                          (4,711)     (6,839)
                                                       --------    --------
          Loans, net                                    632,683     580,083
                                                       --------    --------

     Bank Premises and Equipment, net                    12,995      13,694
     Other Real Estate Owned                              1,292       3,784
     Other Assets                                        16,464      16,328
                                                       --------    --------
          Total Assets                                 $909,104    $871,423
                                                       ========    ========

                                                            (Continued)

                            EVERGREEN BANCORP, INC.
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   CONTINUED
                            (DOLLARS IN THOUSANDS)

                                                        9/30/96    12/31/95
                                                      (UNAUDITED)
     Liabilities:

     Deposits:
       Demand                                          $ 98,491    $ 97,380
       Regular Savings, Now Accounts and Money
          Market Deposit Accounts                       344,562     340,218
       Certificates of Deposit over $100,000             76,742      70,614
       Other Time                                       267,421     242,012
                                                       --------    --------
          Total Deposits                                787,216     750,224
                                                       --------    --------
     Federal Funds Purchased and Other Short
       Term Borrowings                                    3,181       3,260
     Accrued Taxes and Other Liabilities                 11,866      11,419
     Long-Term Debt                                      22,486      23,475
                                                       --------    --------
          Total Liabilities                             824,749     788,378
                                                       --------    --------

     Stockholders' Equity
     Common Stock $3.33 1/3 Par Value:  Authorized-
     20,000,000 Shares; Issued 9,633,966 at September
     30, 1996 and 9,621,966 at December 31, 1995         32,113      16,036
     Surplus                                              6,787       6,680
     Undivided Profits                                   51,632      63,065
     Market (Under)/ Over Cost of Securities Available
       For Sale, Net of Deferred Tax                       (177)        474
     Treasury Stock (474,579 shares at September 30,
     1996 and 244,536 shares at December 31, 1995)       (5,192)     (2,243)
     Common Stock Subscribed by ESOP                       (808)       (967)
                                                       --------    --------
          Total Stockholders' Equity                     84,355      83,045
                                                       --------    --------
          Total Liabilities and Stockholders' Equity   $909,104    $871,423
                                                       ========    ========

     See accompanying notes to consolidated interim financial statements.

                            EVERGREEN BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)

     THE NINE MONTHS ENDED SEPTEMBER 30,                    1996     1995
                                                             (Unaudited)
                                                          -----------------
     Cash Flows from Operating Activities:
     Net Income. . . . . . . . . . . . . . . . . . . .  $   7,592  $  5,913
     Adjustments to Reconcile Net Income to
     Net Cash Provided by Operating Activities:
       Net Change in Unearned Loan Fees. . . . . . . .         28        26
       Net Change in Other Assets and Other Liabilities     1,077      (388)
       Loss on Sale of Securities. . . . . . . . . . .          7       162
       (Increase)/Decrease in Deferred Tax Benefit . .       (333)    1,499
       (Gain)/Loss on Sale / Write-Down of
         Other Real Estate . . . . . . . . . . . . . .        (40)      903
       Loss on Disposition of Assets . . . . . . . . .         10         -
       Depreciation. . . . . . . . . . . . . . . . . .      1,139     1,195
       Provision for Loan Losses . . . . . . . . . . .      1,080     1,440
       Amortization of Premiums & Accretion of
               Discounts on Securities, Net. . . . . .        308        91
                                                          -------   -------

          Net Cash Provided By Operating Activities. .     10,868    10,841
                                                          -------    ------
     Cash Flows From Investing Activities:
     Proceeds From:
       Sales of Securities Available for Sale. . . . .      6,737     8,404
       Maturities of Securities Available for Sale . .     43,520    32,240
       Maturities of Securities Held to Maturity . . .      6,684    10,509
     Purchases of Securities Available for Sale. . . .    (24,162)  (36,256)
     Purchases of Securities Held to Maturity. . . . .     (4,997)   (9,601)
     Proceeds From Sales of Loans. . . . . . . . . . .      2,713    18,031
     Net Increase in Loans . . . . . . . . . . . . . .    (57,094)  (18,918)
     Change in Check Overdraft Receivables . . . . . .        361       191
     Proceeds From Sales of Other Real Estate. . . . .      2,844     7,335
     Proceeds From Sale of Fixed Assets. . . . . . . .        154         -
     Capital Expenditures. . . . . . . . . . . . . . .       (604)   (1,157)
                                                           ------    ------
          Net Cash (Used)/Provided By
            Investing Activities . . . . . . . . . . .    (23,844)   10,778
                                                           ------   -------
     Cash Flows From Financing Activities:
     Net Increase in Deposits. . . . . . . . . . . . .     36,992    12,040
     Net Decrease in Short-Term Borrowings . . . . . .        (79)     (813)
     Payments on Long Term Debt. . . . . . . . . . . .       (830)      (61)
     Proceeds From Issuance of Long-Term Debt. . . . .          -     7,500
     Proceeds From Issuance of Common Stock. . . . . .        127       176

                                                              (Continued)

                            EVERGREEN BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   CONTINUED
                            (DOLLARS IN THOUSANDS)

     THE NINE MONTHS ENDED SEPTEMBER 30,                      1996     1995
                                                               (Unaudited)
                                                            -----------------

     Payments for Purchase of Treasury Stock . . . .        (3,128)    (749)
     Dividends Paid. . . . . . . . . . . . . . . . .        (2,789)  (1,419)
                                                            ------   ------
          Net Cash Provided By
            Financing Activities . . . . . . . . . .        30,293   16,674
                                                            ------   ------
     Net Increase in Cash and Cash Equivalents . . .        17,317   38,293
     Cash and Cash Equivalents at Beginning of Year.        43,621   34,592
                                                           -------  -------
     Cash and Cash Equivalents at End of Quarter . .      $ 60,938 $ 72,885
                                                           =======  =======
     Supplemental Disclosure of Cash Flows:
     Interest Paid . . . . . . . . . . . . . . . . .      $ 21,256 $ 19,916
     Taxes Paid. . . . . . . . . . . . . . . . . . .         4,808    3,367

     Supplemental Schedule  of Non-Cash  Investing  and Financing  Activities:
     Certain properties which were foreclosed upon were transferred from loans to other real estate in the amount of $312,000 and $2,487,000 during the nine months ended September 30, 1996 and 1995, respectively.

     The Company borrowed $1,600,000, which was used to subscribe for common stock of the Company in 1990. Payments were made on the ESOP loan in the amount of $159,000 and $153,000 during the nine months ended September 30, 1996 and 1995 respectively.

     As a result of the adoption of Statement of Financial Accounting Standard No. 115, securities available for sale are recorded at fair value. The unrealized loss on these securities was $294,000 at September 30, 1996. The adjustment to stockholders' equity for the unrealized loss was $177,000, net of deferred income tax benefit of $117,000.

     At September 30, 1995 securities available for sale had an unrealized loss of $638,000. The adjustment to stockholders' equity net of deferred income tax benefit of $256,000, was $382,000.







     See accompanying notes to consolidated interim financial statements.

                            EVERGREEN BANCORP, INC.
              NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                  (UNAUDITED)


     1. Financial Statement Presentation
        --------------------------------
     The accompanying consolidated financial statements consist of Evergreen Bancorp, Inc. ("the Company") and the financial statements of its wholly owned subsidiary, Evergreen Bank, N.A. The unaudited consolidated interim financial statements have been prepared according to the rules of the Securities and Exchange Commission. In the opinion of the Company, the accompanying unaudited consolidated interim financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1996, the results of operations for the three and nine months ended September 30, 1996 and 1995 and cash flows for the nine months ended September 30, 1996 and 1995. All adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations applicable to interim financial statements.

     The accompanying interim consolidated financial statements should be read in conjunction with the Evergreen Bancorp, Inc. consolidated year-end financial statements, including notes thereto, which are included in the Evergreen Bancorp, Inc. 1995 Annual Report and Form 10-K.

     2. Earnings Per Share
        ------------------
     Earnings per share is calculated as net income divided by average shares outstanding. Average shares outstanding for September 30, 1996, and 1995, takes into consideration a reduction to issued shares by Treasury Stock held weighted by the number of days such stock is held.


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

     4. Stock Split
        -----------
     On August 15, 1996, the Company's Board of Directors approved a two-for-one common stock split in the form of a 100% stock dividend paid during September 1996. Accordingly, all share and per share data for 1995 and 1996 have been restated to reflect the stock split. The effect of the transaction on the Consolidated statements of Financial Condition was to increase Common Stock and reduce Retained Earnings by $16,056,000.

                         Independent Auditors' Review Report

     The Board of Directors and Stockholders
     Evergreen Bancorp, Inc.:

     We have reviewed the consolidated statement of financial condition of Evergreen Bancorp, Inc. and subsidiaries as of September 30, 1996 and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 1996 and 1995, and the consolidated statements of cash flows for the nine-month periods ended September 30, 1996 and 1995. These consolidated financial statements are the responsi-bility of the Company's management.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical proced-ures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regard-ing the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with generally accepted accounting prin-ciples.

     We have previously audited, in accordance with generally accepted audit-ing standards, the consolidated statement of financial condition of Evergreen Bancorp, Inc. and subsidiaries as of December 31, 1995, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 26, 1996, we expressed an unqualified opinion on those consolidated financial statement. In our opinion, the information set forth in the accompanying consolidated statement of financial condition as of December 31, 1995, is fairly presented, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.


     /s/ KPMG PEAT MARWICK, LLP
     Albany, New York
     November 8, 1996

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

     SUMMARY OF RESULTS OF OPERATION
     -------------------------------
     Net income for the three months ended September 30, 1996, was $2,694,000 or $.29 per share, compared to $2,050,000 or $.22 per share in 1995's third quarter. For the nine month period, net income was $7,592,000, or $.82 per share, compared to $5,913,000, or $.63 per share, in 1995. Income for the third quarter was primarily affected by increased net interest income and a net recovery from the disposal of OREO versus significant "Bulk Sale" related writedowns in the same quarter of the prior year. In the third quarter of 1995, the Bank consumated a bulk sale (the "Bulk Sale") of certain performing and nonperforming loans and OREO for approximately $13,250,000. These assets sold by the Bank carried a book value of approximately $20,000,000 and the loan loss reserve was reduced by approxmately $6,345,000. Tax benefits associated with the Bulk Sale led to a lower tax provision of $201,000, similar benefits were not available in 1996. Net income on a year to date basis has also been positively affected by significantly lower FDIC premiums and loan loss provisions through the first nine months of 1996.

     In 1996, the annualized return on average assets for the nine months was 1.15%, compared to .94% for the first nine months last year. The annual-ized return on average stockholders' equity, including the effect of FASB 115 "Accounting for Certain Investments in Debt and Equity Securities", for the first nine months of 1996 was 12.1%, compared to 10.1% for the same period in 1995. The increase in the returns on average assets and stockholders' equity are due primarily to the increased level of net income.

     NET INTEREST INCOME
     -------------------
     Net interest income for the three months ended September 30, 1996 was $10,665,000, compared to $9,995,000 for the same period of 1995. This represents an increase of $670,000 or 6.7%. The first nine months of 1996 reflect net interest income of $30,778,000, an increase of 3.4% as compared to $29,762,000 for the same period last year. The increase in net interest income in 1996's third quarter is attributed to both an increase in average earning assets and an increase in the net interest margin. The increase in the net interest margin is due to the fact that interest rates on costing liabilities declined while rates on earning assets rose slightly. The increase in rates on earning assets was a

                            EVERGREEN BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   CONTINUED


     result of a shift of invested dollars out of securities and Fed Funds and into loans, and a one time recovery of unrecorded interest on a resolved non-accrual loan of $246,000.

     On a taxable equivalent basis, net interest income was $10,821,000 for the quarter ended September 30, 1996 as compared to $10,291,000 for the quarter ended September 30, 1995. This represents an increase of $530,000 or 5.2%. For the first nine months of 1996 taxable equivalent net interest income increased 2.2% to $31,333,000 from the level reported for the nine months ended September 30, 1995. The increase in net interest income on a taxable equivalent basis resulted primarily from an increase in the volume of average earning assets. Average earning assets increased $34,548,000, or 4.3%, in comparison to the same period in 1995. This increase resulted primarily from higher levels of loans which increased $42,197,000 on average. The increase in loans was primarily funded by decreases in Fed Funds and higher average balances in interest bearing deposits.

     The income increase due to volume was somewhat offset by a lower net interest margin. At 5.03% the margin for the first nine months of 1996 is 11 basis points lower than the same period of the prior year. The de-crease in the margin is a result of rates on interest bearing liabilities rising 9 basis points while rates on interest earning assets declined 3 basis points. The decrease in yields on earning assets is due to a rela-tive shift in the loan portfolio from commercial loans to lower yielding municipal and retail loans.

     ALLOWANCE FOR LOAN LOSSES
     -------------------------
     The Company's allowance for loan losses at September 30, 1996, has in-creased $567,000 to $12,682,000 from the December 31, 1995 balance. As a percent of total loans, net of unearned income, the allowance was approx-imately 2.0% at September 30, 1996. The allowance represents 210.4% of total non-performing loans at quarter end. The provision for loan losses for the quarter ended September 30, 1996 was $360,000 which equaled the provision for the same period in 1995. For the nine months ended June 30, 1996 the provision totaled $1,080,000, compared to $1,440,000 a year earlier. The reduced provision, from year earlier levels, reflects the reduction of non-performing loans from the levels of the previous year.

     The allowance for loan losses represents amounts available for future credit losses and reflects management's ongoing detailed review of certain individual credits, as well as analysis of the historic net charge off experience of the portfolio, an evaluation of current and ant-icipated economic conditions, peer group statistics and other pertinent factors.

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


     The following table presents information concerning nonperforming loans and other real estate.
                                              9/30/96       12/31/95
                                              -------       --------
                                              (Dollars In Thousands)

               Non-Accrual                   $  3,712       $  4,571
               Past Due 90 Days                 2,181          1,203
               Restructured                       135            138
                                             --------       --------
                 Total Non-Performing
                    Loans                    $  6,028       $  5,912
                                             ========       ========
                 Other Real Estate           $  1,292       $  3,784

     The majority of the Company's non-performing loans consist of commercial and commercial real estate loans. There is no distinct concentration as to type of borrower within these classifications.

     OTHER INCOME AND EXPENSE
     ------------------------
     Other income for the nine months ended September 30, 1996, is $4,794,000, $107,000 more than the $4,687,000 recorded in the same period last year. The Company recorded investment securities losses of $7,000 in 1996 versus losses of $162,000 in 1995, this reduced level of securities losses contributed to the increase in other income. The largest source of other income continues to be service charges. Other income for the third quarter of 1996 was $1,582,000 up 2.1% from $1,550,000 in the third quarter of 1995.

     Other expense for the quarter ended September 30, 1996 was $7,687,000, compared to $8,934,000 for the same quarter last year, a decrease of $1,247,000 or 14.0%. The third quarter of 1995 included a net loss from sales of other real estate owned of $ 904,000 and a one time charge of $462,000 related to a reduction in force ("RIF") that was implemented at the beginning of the fourth quarter of 1995. Although the third quarter

                            EVERGREEN BANCORP, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   CONTINUED


     of 1996 also included one time events in both the salary and OREO line items, the amounts involved do not approach the levels of the prior year's quarter. Salary expense is down $124,000 from 1995 levels and OREO writedowns and expenses are a net recovery of $66,000 for the third quarter of 1996.

     FDIC insurance was virtually nil for the quarters ended September 30, 1996 and 1995. As a result of legislation passed on September 30, 1996 recapitalizing the Savings Association Insurance Fund, this level of deposit insurance premiums is expected to increase in 1997 to approx-imately $25,000 per quarter. Data processing costs were $591,000 for the third quarter, compared to $481,000 for the same period a year ago, an increase of $110,000 or 22.9% and is due to increased outsourcing. Effective September 1, 1996 the Company began to experience lower data processing costs as a result of the renegotiation and extension of its existing data processing contract.

     INCOME TAX EXPENSE
     ------------------
     Income tax expense for the three months ended September 30, 1996, was $1,506,000 as compared to $201,000 for the three months ended September 30, 1995. The increase of $1,305,000 was largely a result of New York State tax benefits resulting from the "Bulk Sale" taken in 1995 and a $1,949,000 increase in net income before taxes. For the nine months ended September 30, 1996 income tax expense was $4,235,000 compared to $2,130,000 in 1995. The effective income tax rates for the nine months ended September 30, 1996 and 1995 were 35.8% and 26.5%, respectively. The increase in the effective tax rate is attributable to a lack of "Bulk Sale" related tax benefits and lower relative levels of income derived from tax exempt sources.

     CAPITAL AND LIQUIDITY
     ---------------------
     At September 30, 1996, stockholders' equity was $84,355,000 as compared to $83,045,000 at December 31, 1995, an increase of 1,310,000 or 1.6%.
     The increase in stockholders' equity is a result of the retention of earnings of $4,803,000, stock issuance of $127,000 and a reduction of the ESOP balance of $159,000. These were offset by treasury share purchases of $3,128,000 and a change in the valuation of securities available for sale, net of deferred tax benefit, of $651,000.

     On July 18, 1996 the Company announced a stock repurchase program author-izing purchases of an additional 4% of issued shares or approximately 386,000 shares, at market prices. The funding for this program is not anticipated to materially affect the liquidity or capital position of either the Company or the Bank.

                            EVERGREEN BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   CONTINUED


     On August 15, 1996, the Company's Board of Directors approved a two-for-one common stock split in the form of a 100% stock dividend paid during September 1996. The effect of the transaction on the Consolidated state-ments of Financial Condition was to increase Common Stock and reduce Retained Earnings by $16,056,000.

     The following table sets forth the Company's risk based capital ratios as of September 30, 1996 and the regulatory guidelines for well capitalized institutions.

                                     Evergreen           Well Capitalized
          Risk-Based               Bancorp, Inc.             Regulatory
            Ratios                 Sept. 30, 1996            Guidelines
          ----------               --------------        ----------------

          Leverage Ratio                9.3 %                  5.0 %

          Tier 1                       13.8 %                  6.0 %

          Total Capital                15.0 %                 10.0 %

     Average federal funds sold for the nine months ended September 30, 1996 were $13,970,000, as compared to $22,185,000 for the nine months ended September 30, 1995. Net cash provided by operating activities was $10,868,000 for the nine months ended September 30, 1996 as compared to net cash provided of $10,841,000 for the nine months ended September 30, 1995. Largely due to increases in loan balances, net cash used by invest-ing activities was $23,844,000 for the nine months ended September 30, 1996 as compared to net cash provided of $10,778,000 for the same period last year. Net cash provided by financing activities was $30,293,000 for the nine months of 1996 as compared to cash provided of $16,674,000 for the nine months of 1995. The increase in cash provided by financing activities resulted from a $24,952,000 net increase in cash inflows from deposit accounts offset by a decrease in funds provided from long term debt. The level of cash and cash equivalents was $60,938,000 at September 30, 1996 as compared to $72,885,000 at September 30, 1995.

     Evergreen Bank, N.A. is the principal source of funds to the Company and, if it cannot pay dividends to the Company, the Company will be unable to pay dividends to its shareholders.

     CAPITAL EXPENDITURES AND COMMITMENTS
     ------------------------------------
     During the quarter ended September 30, 1996, the Company entered into commitments for two additional branches, one owned and one leased, subject to obtaining the requisite regulatory approvals. The capital expenditures for the two locations will total approximately $2 million.

                            EVERGREEN BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   CONTINUED



     The Company currently expects to move one branch and open two additional branches, all leased, in 1997. The capital expenditures for the 1997 branch expansion plans currently total approximately $1 million.

     The Company is in the process of installing an imaging system and has plans to upgrade teller platform systems and other computer systems throughout the organization. Total investment in technology through the end of 1997 is currently estimated to total approximately $1 million.


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

                             EVERGREEN BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    CONTINUED

     Analysis of Variance in Net Interest Income Due to Volume and Rates



                                        For the three months ended
                                 September 30, 1996  VS  September 30, 1995

                                    INCREASE / (DECREASE)      TOTAL
                                      DUE TO CHANGE IN        INCREASE/
                                      VOLUME      RATE        (DECREASE)
                                    ---------------------     ----------
     Interest Earned:
     Loans
       Taxable                       $ 1,349      $   (68)     $ 1,281
       Tax-Exempt                         43          (95)         (52)
     Investment Securities
       Taxable                           (38)         (33)         (71)
      Tax-Exempt                        (270)          66         (204)
     Federal Funds Sold                 (192)         (37)        (229)
     Interest-Bearing Deposits            (3)           -           (3)
                                      ------       ------       ------
     Changes in Total Interest
     Income                              889         (167)         722
                                      ------       ------       ------
     Less Interest Expense Incurred:
     Regular Savings, NOW and MMDAs      (49)         (85)        (134)
     Time Deposits                       437         (154)         283
     Short-Term Borrowings              (110)         (25)        (135)
     Long Term Debt                      184           (6)         178

     Changes in Total Interest        ------       ------       ------
     Expense                             462         (270)         192
                                      ------       ------       ------
     Changes in Net Interest
     Income                          $   427      $   103      $   530
                                      ======       ======       ======

                             EVERGREEN BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    CONTINUED


     Analysis of Variance in Net Interest Income Due to Volume and Rates


                                        For the nine months ended
                                 September 30, 1996  VS  September 30, 1995

                                    INCREASE / (DECREASE)       TOTAL
                                      DUE TO CHANGE IN        INCREASE/
                                      VOLUME      RATE        (DECREASE)
                                   ----------------------     ----------
     Interest Earned:
     Loans and Leases
          Taxable                    $ 2,817     $  (190)      $ 2,627
          Tax-Exempt                     109        (231)         (122)
     Investment Securities
          Taxable                        514         105           619
          Tax-Exempt                    (679)         32          (647)
     Federal Funds Sold                 (337)       (101)         (438)
     Interest-Bearing Deposits           (12)          -           (12)
                                      ------      ------        ------
     Changes in Total Interest
     Income                            2,412        (385)        2,027
                                      ------      ------        ------
     Less Interest Expense Incurred:
     Regular Savings, NOW and MMDAs     (141)        (54)         (195)
     Time Deposits                     1,203          74         1,277
     Short-Term Borrowings              (259)        (90)         (349)
     Long Term Debt                      602          29           631
                                      ------      ------        ------
     Changes in Total Interest
     Expense                           1,405         (41)        1,364
                                      ------      ------        ------
     Changes in Net Interest
     Income                          $ 1,007     $  (344)      $   663
                                      ======      ======        ======

                            EVERGREEN BANCORP, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED
        Average Balances For The Three Months Ended September 30, 1996

                                                Interest      Average
                                  Average        Income/       Yield/
                                  Balance        Expense        Rate
     Assets:                      -------        -------      -------
     Loans
       Taxable                   $625,871        $14,447        9.18%
       Tax Exempt                  15,876            297        7.44%
     Securities
       Taxable                    174,732          2,911        6.63%
       Tax Exempt                   8,985            209        9.25%
     Federal Funds Sold            13,305            178        5.32%
     Interest Bearing Deposits
       with Banks                      96              1        4.14%
                                 --------        -------
     Total Earning Assets         838,865         18,043        8.56%
                                                 -------        -----
     Allowance for Loan
       Losses                     (12,783)
     Cash and Due from Banks       30,011
     Other Non-Earning Assets      30,420
                                 --------
          Total Assets           $886,513
                                 ========
     Liabilities and
     Stockholders' Equity:
     Regular Savings, NOW
       and MMDAs                 $341,791          2,381        2.77%
     Time Deposits                325,913          4,408        5.38%
     Short-Term Borrowings          3,762             50        5.29%
     Long Term Debt                22,508            383        6.77%
                                 --------        -------
     Total Interest
       Bearing Liabilities        693,974          7,222        4.14%
                                                 -------        -----
     Demand Deposits               96,778
     Other Liabilities             11,304
     Stockholders' Equity          84,457
     Total Liabilities and       --------
       Stockholders' Equity      $886,513
                                 ========
     Net Interest Income (Tax
       Equivalent Basis)                          10,821
     Tax Equivalent Adjustment                      (156)
                                                 -------
     Net Interest Income                         $10,665
                                                 =======
     Net Interest Rate Spread                                   4.42%
                                                                =====
     Net Interest Margin                                        5.13%
                                                                =====
                                        19





                            EVERGREEN BANCORP, INC.
        Average Balances For The Three Months Ended September 30, 1995
                                             Interest     Average
                                Average      Income/       Yield/
                                Balance      Expense        Rate
     Assets:                    -------      -------      -------
     Loans
       Taxable                 $565,950      $13,166        9.23%
       Tax Exempt                13,951          349        9.92%
     Securities
       Taxable                  176,729        2,982        6.69%
       Tax Exempt                21,045          413        7.79%
     Federal Funds Sold          27,360          407        5.90%
     Interest Bearing Deposits
       with Banks                   434            4        3.65%
                               --------      -------
     Total Earning Assets       805,469       17,321        8.53%
                                             -------        -----
     Allowance for Loan
       Losses                   (17,789)
     Cash and Due from Banks     29,235
     Other Non-Earning Assets    37,478
                               --------
          Total Assets         $854,393
                               ========
     Liabilities and
     Stockholders' Equity
     Regular Savings, NOW
       and MMDAs               $348,300        2,515        2.86%
     Time Deposits              293,325        4,125        5.58%
     Short-Term Borrowings       11,782          185        6.23%
     Long Term Debt              11,645          205        6.98%
                               --------      -------
     Total Interest
       Bearing Liabilities      665,052        7,030        4.19%
                                             -------        -----
     Demand Deposits             98,205
     Other Liabilities           10,041
     Stockholders' Equity        81,095
                               --------
     Total Liabilities and
       Stockholders' Equity    $854,393
                               ========
     Net Interest Income (Tax
       Equivalent Basis)                      10,291
     Tax Equivalent Adjustment                  (296)
                                             -------
     Net Interest Income                     $ 9,995
                                             =======
     Net Interest Rate Spread                               4.34%
                                                            =====
     Net Interest Margin                                    5.07%
                                                            =====

                                        20





                            EVERGREEN BANCORP, INC.
         Average Balances For The Nine Months Ended September 30, 1996
                                             Interest     Average
                                Average      Income/       Yield/
                                Balance      Expense        Rate
     Assets:                    -------      -------      -------
     Loans
       Taxable                 $606,580      $41,572        9.15%
       Tax Exempt                15,559          905        7.77%
     Securities
       Taxable                  184,196        9,055        6.57%
       Tax Exempt                11,676          844        9.66%
     Federal Funds Sold          13,970          558        5.34%
     Interest Bearing Deposits
       with Banks                    88            3        4.55%
                               --------      -------
     Total Earning Assets       832,069       52,937        8.50%
                                             -------        -----
     Allowance for Loan
       Losses                   (12,471)
     Cash and Due from Banks     29,692
     Other Non-Earning Assets    31,425
                               --------
          Total Assets         $880,715
                               ========
     Liabilities and
     Stockholders' Equity:
     Regular Savings, NOW
       and MMDAs               $340,345        7,056        2.77%
     Time Deposits              324,365       13,216        5.44%
     Short-Term Borrowings        3,689          142        5.14%
     Long Term Debt              22,879        1,190        6.95%
                               --------      -------
     Total Interest
       Bearing Liabilities      691,278       21,604        4.17%
                                             -------        -----
     Demand Deposits             93,810
     Other Liabilities           12,011
     Stockholders' Equity        83,616
                               --------
     Total Liabilities and
       Stockholders' Equity    $880,715
                               ========
     Net Interest Income (Tax
       Equivalent Basis)                      31,333
     Tax Equivalent Adjustment                  (555)
                                             -------
     Net Interest Income                     $30,778
                                             =======
     Net Interest Rate Spread                               4.33%
                                                            =====
     Net Interest Margin                                    5.03%
                                                            =====

                                        21





                            EVERGREEN BANCORP, INC.
         Average Balances For The Nine Months Ended September 30, 1995
                                             Interest     Average
                                Average      Income/       Yield/
                                Balance      Expense        Rate
     Assets:                    -------      -------      -------
     Loans
       Taxable                 $565,977      $38,945        9.20%
       Tax Exempt                13,965        1,027        9.83%
     Securities
       Taxable                  173,843        8,436        6.49%
       Tax Exempt                21,101        1,491        9.45%
     Federal Funds Sold          22,185          996        6.00%
     Interest Bearing Deposits
       with Banks                   450           15        4.46%
                               --------      -------
     Total Earning Assets       797,521       50,910        8.53%
                               --------      -------        -----
     Allowance for Loan
       Losses                   (18,309)
     Cash and Due from Banks     28,148
     Other Non-Earning Assets    38,788
                               --------
          Total Assets         $846,148
                               ========
     Liabilities and
     Stockholders' Equity
     Regular Savings, NOW
       and MMDAs               $347,337        7,251        2.79%
     Time Deposits              295,084       11,939        5.41%
     Short-Term Borrowings        9,979          491        6.58%
     Long Term Debt              11,293          559        6.62%
                               --------      -------
     Total Interest
       Bearing Liabilities      663,693       20,240        4.08%
                                             -------        -----
     Demand Deposits             92,589
     Other Liabilities           10,080
     Stockholders' Equity        79,786
                               --------
     Total Liabilities and
       Stockholders' Equity    $846,148
                               ========
     Net Interest Income (Tax
       Equivalent Basis)                      30,670
     Tax Equivalent Adjustment                  (908)
                                             -------
     Net Interest Income                     $29,762
                                             =======
     Net Interest Rate Spread                               4.45%
                                                            =====
     Net Interest Margin                                    5.14%
                                                            =====

                                        21





                                  Signatures
                                  ----------

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned duly authorized.



                                   EVERGREEN BANCORP, INC.




      November 13, 1996                   /s/ George W. Dougan
      -----------------                   --------------------
           Date                             George W. Dougan
                                   President & Chief Executive Officer
                                     (Principal Executive Officer)



      November 13, 1996                  /s/ George L. Fredette
      -----------------                  ----------------------
           Date                            George L. Fredette
                                    Senior Vice President, Treasurer
                                      (Principal Financial Officer)



























                                        22




Exhibit 11 - Earnings Per Share


                           EVERGREEN BANCORP, INC.
                 COMPUTATION OF NET INCOME PER COMMON SHARE
              (Dollars in Thousands, Except Per Share Amount)


                                             Nine Months Ended September 30,
                                           ___________________________________

                                                  1996            1995
                                              ____________    ____________

Net Income Per Common Share:
Weighted Average Common Shares
Outstanding                                     9,257,000       9,449,000
                                               ==========      ==========
Net Income                                        $ 7,592         $ 5,913
                                               ==========      ==========
Net Income Per Common Share                       $   .82         $   .63
                                               ==========      ==========

Net Income Per Common Share - Primary:
Weighted Average Common Shares
Outstanding                                     9,257,000       9,449,000
Common Stock Equivalents - Primary                124,000          71,000
                                               ----------      ----------
Weighted Average Common Shares and
Common Share Equivalents Outstanding            9,381,000       9,520,000
                                               ==========      ==========
Net Income                                        $ 7,592         $ 5,913
                                               ==========      ==========
Net Income Per Common Share                       $   .81         $   .62
                                               ==========      ==========

Net Income Per Common Share - Fully Diluted:
Weighted Average Common Shares
Outstanding                                     9,257,000       9,449,000
Common Stock Equivalents - Fully Diluted          175,000         127,000
                                               ----------      ----------
Weighted Average Common Shares and
Common Share Equivalents Outstanding            9,432,000       9,576,000
                                               ==========      ==========
Net Income                                        $ 7,592         $ 5,913
                                               ==========      ==========
Net Income Per Common Share                       $   .80         $   .62
                                               ==========      ==========