Form 10-K
period 1996-12-31
EVERGREEN BANCORP INC
filed 1997-03-28
CIK 351521

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549
                                 FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996   Commission File No.: 0-10275
                          EVERGREEN BANCORP, INC.
           (Exact name of Registrant as specified in its Charter)

            DELAWARE                          36-3114785
    (State of incorporation)      (I.R.S. Employer Identification No.)

         237 Glen Street, Glens Falls, New York           12801
        (Address of principal executive offices)        (Zip Code)

                               (518) 792-1151
            (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act:

    Title of each class           Name of exchange on which registered
           NONE                      Nasdaq National Market System

        Securities registered pursuant to Section 12(g) of the Act:

                      Common Stock, $ 3 1/3 Par Value
                              (Title of Class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

The aggregate market value of the Registrant's common stock (based upon the average of the bid and asked prices on February 28, 1997) held by non-affiliates was approximately $132.0 million, excluding 829 thousand shares held by affiliates of the registrant. The number of shares of Registrant's Common Stock outstanding on February 28, 1997 was 9,044,690.

                    DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1996(Parts I, II and IV).

(2) Portions of the Registrant's Proxy Statement for its 1997 Annual Meeting of Stockholders to be filed within 120 days of the Registrant's fiscal year-end (Part III).

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

     The Registrant conducts substantially all of its business through its sole banking subsidiary, Evergreen Bank, N.A. (the "Bank"). Its predecessor bank, The First National Bank of Glens Falls, was originally organized as a state-chartered bank in New York State in 1853, and was converted to a national bank in 1865. Today, the Bank is regulated by the Office of the Comptroller of the Currency ("OCC"). The deposits of Evergreen Bank are insured by the Federal Deposit Insurance Corporation ("FDIC") to the extent permitted by law. See "Supervision and Regulation." The Bank's principal offices are in Glens Falls, New York, and it has 25 banking offices in 7 counties of upstate New York. At December 31, 1996, Evergreen Bank had total assets of approximately $920.1 million, total deposits of approximately $800.9 million, and total stockholders' equity of approximately $81.4 million.

     Evergreen and its principal bank subsidiary derive substantially all of their revenue and income from the furnishing of bank and bank-related services. Evergreen functions primarily as the holder of stock of its subsidiaries and assists the management of its subsidiaries as appropriate.

     The Bank conducts a general commercial banking and trust business at 25 locations in upstate New York, concentrated in three principal regions generally known as Glens Falls, Plattsburgh and Albany. Through the Bank, Evergreen provides a variety of banking services to individuals, partnerships, corporations, municipalities and government entities in New York State. Such banking services include accepting deposits, making loans; checking and NOW accounts; business, agricultural, real estate, home improvement, automobile and other personal loans; letters of credit; home equity lines of credit; safe deposit boxes; wire transfer facilities; and access to automated teller machines.

     The Bank operates as a typical community banking institution, and does not currently engage in any specialized finance or capital market activities, or hold any credit card assets, although management may re-enter the credit card business in the future. In 1996, the Bank formed a new wholly owned subsidiary as a real estate investment trust to hold certain residential and commercial loans, which are serviced and otherwise managed by the Bank.

     The Bank engages in various finance functions for municipalities and governmental entities located within its geographic markets. Municipal deposits comprise a larger proportion of total deposits than most banks in its peer group, consequently the municipal business is relatively significant to the Bank.

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

     The Bank competes in this environment by providing a broad range of financial services, competitive interest rates and a personal level of service that, combined, tend to retain the loyalty of customers in its market areas against competitors with far larger resources than that of the Bank. To a lesser extent, convenience of branch locations and hours of operations are competitive advantages of the Bank in the Glens Falls and Plattsburgh regions.

     The Bank encounters significant competition for new loans, both commercial and consumer, from other commercial banks, including super-regional, money center and locally owned banks. In addition, savings banks, savings and loan associations, credit unions, mortgage bankers, mortgage brokers affiliated with nationally franchised real estate brokers, and other financial institutions compete actively for new loans. Competition for home mortgages in the past five years has been especially intense in the Bank's market areas. The Bank competes for new loans principally through the interest rates and fees it charges, the responsiveness of the Bank to its local markets, and the efficiency in which it provides loan services.

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

     The BHC Act further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be to substantially lessen competition in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. Consideration of financial resources generally focuses on capital adequacy, and consideration of convenience and needs issues including the parties' performance under the Community Reinvestment Act of 1977 (the "CRA"), both of which are discussed below.

     The BHC Act prohibits the Federal Reserve from approving a bank holding company's application to acquire a bank or bank holding company located outside the state in which the deposits of its banking subsidiaries were greatest on the date the company became a bank holding company (New York in the case of the Registrant), unless such acquisition is specifically authorized by statute of the state in which the bank or bank holding company to be acquired is located. New York has adopted national reciprocal interstate banking legislation permitting New York-based bank holding companies to acquire banks and bank holding companies in other states and allowing bank holding companies located in states with reciprocal legislation to acquire New York banks and bank holding companies. Under the provisions of the Riegle-Neal Interstate Banking and Branching and Efficiency Act of 1994 (the "Interstate Banking Act"), 1994, the existing restrictions on interstate acquisitions of banks by bank holding companies, including the reciprocal interstate banking legislation adopted by the state of New York, have been repealed. This allows the Registrant and any other bank holding company located in New York to acquire a bank located in any other state, and a bank holding located outside New York is able to acquire any New York-based bank, in either case subject to certain deposit percentage and other restrictions. The Interstate Banking Act also generally provides that, after June 1, 1997, national and state-chartered banks may branch interstate through acquisitions of banks in other states. By adopting legislation prior to that date, a state has the ability to either "opt in" or to prohibit interstate branching altogether.

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

     At December 31, 1996, under dividend restrictions imposed under federal and state laws, the Bank, without obtaining governmental approvals, could declare aggregate dividends to the Registrant of approximately $7.0 million, provided that the Bank would then be in compliance with one or more minimum capital requirements. Moreover, federal bank regulatory authorities also have the general authority to limit the dividends paid by insured banks if such payments may be deemed to constitute an unsafe and sound practice.

     Transactions With Affiliates. There are various regulatory restrictions on the extent to which the Registrant and its non-bank subsidiaries can borrow or otherwise obtain credit from the subsidiary bank. The Bank (and its subsidiaries) is limited in engaging in borrowing and other "covered transactions" with non-bank or non-savings bank affiliates to the following amounts: (i) in the case of any such affiliate, the aggregate amount of covered transactions of the subsidiary bank and its subsidiaries may not exceed 10% of the capital stock and surplus of such subsidiary bank; and (ii) in the case of all affiliates, the aggregate amount of covered transactions of the subsidiary bank and its subsidiaries may not exceed 20% of the capital stock and surplus of such subsidiary bank. "Covered transactions" are defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve), the acceptance of securities issued by the affiliate as collateral for a loan and the issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate. Covered transactions are also subject to certain collateralization requirements. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease, or sale of property or furnishing of services.

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

     As to the holding company, the Registrant, the minimum guideline for the ratio of total capital ("Total Capital") to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8.0%. At least half of the Total Capital must be composed of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. At December 31, 1996, the Registrant's consolidated Tier 1 Capital and Total Capital ratios were 13.7% and 14.9%, respectively.

     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets (the "leverage ratio"), of 3.0% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a leverage ratio of at least 3.0% plus an additional cushion of 100 to 200 basis points. The Registrant's leverage ratio at December 31, 1996 was 9.2%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a banking institutions "tangible Tier 1 Capital leverage ratio" (deducting all intangibles) and other indications of capital strength in evaluating proposals for expansion or new activities.

     Evergreen Bank is subject to risk-based and leverage capital requirements adopted by the OCC which substantially mirror the requirements of the holding company. The Bank's capital ratios are substantially similar to those of the Registrant and as such is also in compliance with all applicable ratios.

     Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business. See "Prompt Corrective Action."

     The federal bank regulators continue to indicate their desire to raise capital requirements applicable to banking organizations beyond their current levels. In this regard, the Federal Reserve and the OCC have, pursuant to FDICIA, adopted an amendment to the risk-based capital standards which would calculate the change in an institution's net economic value attributable to increases and decreases in market interest rates and would require banks with excessive interest rate risk exposure to hold additional amounts of capital against such exposures.

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

     Prompt Corrective Action. FDICIA establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, which became effective on December 19, 1992, the federal banking regulators are required to establish five capital categories ("well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized") and to take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions in the three undercapitalized categories, the severity of which will depend upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the FDICIA requires the banking regulator to appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

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

     Not later than 90 days after an institution becomes critically undercapitalized, the appropriate federal banking agency for the institution must appoint a receiver or, with the concurrence of the FDIC, a conservator, unless the agency, with the concurrence of the FDIC, determines that the purpose of the prompt corrective action provisions would be better served by another course of action. Thereafter, an institution's regulator must periodically reassess its determination to permit a particular critically undercapitalized institution to continue to operate and must appoint a conservator or receiver for the institution at the end of an approximately one year period following the institution's initial classification as critically undercapitalized unless a number of stringent conditions are met, including a determination by the regulator and the FDIC that the institution has positive net worth and a certification by such agencies that the institution is viable and not expected to fail.

     At December 31, 1996, Evergreen Bank had the requisite capital levels to qualify as well capitalized.

     Brokered Deposits. The FDIC has adopted regulations governing the receipt of brokered deposits. Under the regulations, a depository institution cannot accept, rollover, or renew brokered deposits unless (i) it is well capitalized or (ii) it is adequately capitalized and receives a waiver from the FDIC. A depository institution that cannot receive brokered deposits also cannot offer "pass-through" insurance on certain employee benefit accounts. Whether or not it has obtained such a waiver, an adequately capitalized depository institution may not pay an interest rate on any deposits in excess of 75 basis points over certain prevailing market rates specified by regulation. There are no such restrictions on a depository institution that is well capitalized. Since Evergreen Bank had the requisite capital levels to qualify as well capitalized as of December 31, 1996, the Registrant believes the brokered deposits regulation has had no material effect on the funding or liquidity of Evergreen Bank.

     FDIC Insurance. Under the FDIC's risk related insurance assessment system, insured depository institutions maybe required to pay annual assessments to the FDIC. An institution's risk classification is based on assignment of the institution by the FDIC to one of three capital groups and to one of three supervisory subgroups. The three supervisory subgroups are group "A", financially solid institutions with only a few minor weaknesses, Group "B", institutions with weaknesses which, if uncorrected, could cause substantial deterioration of the institution and increased risk to the insurance fund and Group "C", institutions with a substantial probability of loss to the fund absent effective corrective action. The three capital categories are well capitalized; adequately capitalized; and undercapitalized. These three categories are substantially the as the prompt corrective action categories previously described, with the undercapitalized category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes.

     As of May 31, 1995 the FDIC was able to determine that the Bank Insurance Fund ("BIF") obtained the desired reserve ratio (i.e., ratio of reserves to insured deposits) of 1.25%. As a result, FDIC insurance premiums were reduced in early 1996 to the point where Evergreen was required to pay only the minimum of $500 per quarter. On September 30 1996, legislation was passed recapitalizing the Savings Association Insurance Fund. Included in that legislation were provisions requiring members of the BIF to assist in the repayment of FICO bonds. The cost to Evergreen mandated by this legislation is anticipated to be at least $100,000 in 1997.

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

                                 EMPLOYEES

     As of year-end 1996, Evergreen and its affiliates had a total of 398 employees on a full time equivalent basis. Evergreen considers its employee relations to be good.

                             FOREIGN OPERATIONS

     Neither Evergreen nor Evergreen Bank engages in material operations in foreign countries or have any outstanding loans to foreign investors. The subsidiary bank maintains immaterial Canadian and other foreign bank accounts and currency levels for use in the ordinary course of business.

                    STATISTICAL INFORMATION AND ANALYSIS

     The material under the heading "Financial Review" in the 1996 Annual Report is incorporated herein by reference as a presentation and discussion of statistical data relating to Evergreen. The information with respect to such tables should not be construed to imply any conclusions on the part of the management of Evergreen that the results, causes, or trends indicated therein will continue in the future. The nature and effects of governmental monetary policy, supervision and regulation, future legislation, inflation and other economic conditions and many other factors which affect interest rates, investments, loans, deposits and other aspects of Evergreen's operations are extremely complex and thus historical operations, earnings, assets, and liabilities are not necessarily indicative of future performance. See "Government Monetary Policy".

          STATISTICAL DISCLOSURE REQUIRED BY BANK HOLDING COMPANIES

I. Distribution of Assets, Liabilities and Stockholders' Equity; Interest rates and Interest Differential

     The information set forth on pages 15 through 17 of Registrant's 1996 Annual Report is incorporated herein by reference.

II.  Investment Portfolio

     The information set forth on page 20 of Registrant's 1996 Annual Report is incorporated herein by reference.

III. Loan Portfolio

     The information set forth on pages 21 Registrant's 1996 Annual Report is incorporated herein by reference.

     Non-Performing Loans

     The information set forth on page 21 through 22 of Registrant's 1996 Annual Report is incorporated herein by reference.

IV.  Summary of Loan Loss Experiences

     The information set forth on page 18 of Registrant's 1996 Annual Report is incorporated herein by reference.

V.   Deposits

     The information set forth on page 24 of Registrant's 1996 Annual Report is incorporated herein by reference.

VI.  Return on Equity and Assets

     The information set forth on page 13 of Registrant's 1996 Annual Report is incorporated herein by reference.

ITEM 2.  Properties

                                 Registrant

     Registrant has six physical properties, which do not represent significant holdings. The office facilities of the Registrant are located at 237 Glen Street, Glens Falls, New York in a building owned by Evergreen Bank, N.A.

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

     There were no matters submitted to security holders during the fourth quarter of 1996.

Identification of Executive Officers
(pursuant to General Instruction G of Form 10-K)

     Executive Officers of the Registrant

          The following table sets forth certain information with respect to the executive officers of Registrant:



                                Officers with                            Executive
Name                    Age     Registrant or Bank Subsidiary            Officer Since
George W. Dougan        57      President and Chief                      1994
                                Executive Officer of Evergreen

Paul A. Cardinal        40      Executive Vice President                 1995
                                and General Counsel of Evergreen

Thomas C. Crowley       50      Executive Vice President                 1994
                                Chief Credit Officer of Evergreen

Anthony J. Koenig       58      Executive Vice President                 1986
                                and Chief Administrative
                                Officer of Evergreen

George L. Fredette      37      Senior Vice President                    1995
                                Chief Financial Officer
                                of Evergreen

Michael P. Brassel      55      Regional President                       1981
                                Plattsburgh Region

Jeffrey B. Rivenburg    49      Regional President                       1994
                                Capital Region

John M. Fullerton       47      Executive Vice President                 1988
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

     George L. Fredette was elected Senior Vice President Finance of Evergreen and the Bank, in November 1995. Prior thereto he was Vice President Finance for the Bank. Prior to joining Evergreen in 1993 he was Vice President and Chief Financial Officer of Schenectady Federal Savings and Loan Association.

     Michael P. Brassel was elected Regional President of the Bank's Plattsburgh Region in January 1990. Prior thereto he served as Executive Vice President and Cashier for Evergreen and the Bank since December, 1987.

     Jeffrey B. Rivenburg was elected as Regional President of the Bank's Capital Region October 1995. Prior thereto he was Executive Vice President Corporate Banking Services of Evergreen Bank since August 1993 and was Manager of Special Assets for Evergreen Bank from April 1993. Prior to joining Evergreen he was Corporate Banking Department Manager for First American Bank of New York.

     John M. Fullerton was elected Executive Vice President of Trust and Investments at Evergreen Bank in October 1993. Prior thereto he was Executive Vice President of Retail Banking Services at Evergreen Bank from June 1992 and Senior Vice President of Trust and Investment at Evergreen Bank prior thereto.

     Mr. Dougan is a director of Trans World Entertainment Corporation, a publicly traded specialty retailer traded on the NASDAQ National Market System. None of the other individuals named above holds a directorship with a company (except for the Registrant) registered pursuant to Section 12 of the Securities Exchange Act, or subject to the requirements of
Section 15(d) of that Act, or with a company which is registered as an Investment Company under the Investment Company Act of 1940.

                                  PART II

ITEM 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

         The information set forth on page 2 under caption "Common Stock Data" of the Registrant's 1996 Annual Report to stockholders is incorporated herein by reference.

ITEM 6.  Selected Financial Data

         The information set forth on page 13 under the caption "Summary of Selected Financial Data" of the Registrant's 1996 Annual Report is incorporated herein by reference.

ITEM 7. Management's Discussion and Analysis of Financial Conditions and Results of Operation

         The information set forth on pages 14 through 25 of Registrant's 1996 Annual Report is incorporated herein by reference.

ITEM 8.  Financial Statements and Supplementary Data

         The information set forth on pages 26 through 46 of Registrant's 1996 Annual Report is incorporated herein by reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                  PART III

ITEM 10. Directors and Executive Officers of the Registrant

         The information included under "Proposal One -- Election of Directors" in the Registrant's Proxy Statement for its 1997 Annual Meeting of Stockholders, and under "Executive Officers of the Registrant" in Part I of this report, is hereby incorporated by reference.

ITEM 11. Executive Compensation

         The information included under "Proposal One -- Election of Directors" in the Registrant's Proxy Statement for its 1997 Annual Meeting of Stockholders, is hereby incorporated by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

         The information included under "Proposal One -- Election of Directors" in the Registrant's Proxy Statement for its 1997 Annual Meeting of Stockholders, is hereby incorporated by reference.

ITEM 13. Certain Relationships and Related Transactions

         The information included under "Proposal One -- Election of Directors -- Certain Transactions" in the Registrant's Proxy Statement for its 1997 Annual Meeting of Stockholders, is hereby incorporated by reference.

                               PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

         The following consolidated financial statements of Registrant and its subsidiaries, and the accountants' report thereon, included on pages 26 through 46, inclusive, of Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1996, are incorporated herein by reference:

         Financial Statements:
           Consolidated Statements of Income -- Years ended December 31, 1996, 1995 and 1994
           Consolidated Statements of Condition -- December 31, 1996 and
             1995
           Consolidated Statements of Changes in Stockholders' Equity --
             Years ended December 31, 1996, 1995 and 1994
           Consolidated Statements of Cash Flows -- Years ended December
             31, 1996, 1995 and 1994
           Notes to Consolidated Financial Statements

         Financial Statement Schedules

         (All financial statement schedules for Registrant and its subsidiaries have been omitted as the required information is included in the consolidated financial statements or the related notes thereto, is not required or is inapplicable.)

         The following exhibits are incorporated herein by reference:

         Exhibit 3(a)    -    Certificate of Incorporation (incorporated
                              by reference to Registrant's Registration
                              Statement on Form S-14, Registration
                              No. 2-71111).

         Exhibit 3(b)    -    Bylaws (incorporated by reference to
                              Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

         Exhibit 10(a)*  -    1985 Incentive Stock Option Plan of the
                              Registrant (incorporated by reference to
                              Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

         Exhibit 10(b)*  -    1989 Stock Incentive Plan of the Registrant
                              (incorporated by reference to Registrant's
                              Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

         Exhibit 10(c)*  -    Deferred Compensation Plan (incorporated
                              by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended
                              December 31, 1993).

         Exhibit 10(d)*  -    Evergreen Bancorp, Inc. Plan for the Payment
                              and Deferral of Directors Fees (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended
                              December 31, 1993).

         Exhibit 10(e)*  -    1995 Incentive Stock Option Plan of the
                              Registrant(incorporated by reference to
                              Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

         Exhibit 10(f)*  -    1995 Directors Stock Option Plan of the
                              Registrant(incorporated by reference to
                              Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

         Exhibit 10(g)*  -    Form of Change in Control Agreement
                              (incorporated by reference to Registrant's
                              Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

         Exhibit 10(h)*  -    Severance Agreement, dated April 18, 1995,
                              with Paul A. Cardinal (incorporated by
                              reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December
                              31, 1995).

         The following exhibits are submitted herewith:

         Exhibit 10(I)*  -    Employment Agreement dated as of December
                              19, 1996, between Registrant and George W.
                              Dougan

         Exhibit 10(j)*  -    Supplemental Executive Retirement Plan

         Exhibit 11      -    Computation of Net Income Per Common Share

         Exhibit 13      -    Registrant's Annual Report to Stockholders
                              for the year ended December 31, 1996

         Exhibit 21      -    Subsidiaries of Registrant

         Exhibit 23      -    Consent of KPMG Peat Marwick to the use of
                              its Report on the Consolidated Financial
                              Statements of Registrant included in
                              connection with previously filed
                              registration statements of the Registrant.

         Exhibit 27      -    Financial Data Schedule

         * Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of this report.

The Registrant hereby agrees to furnish the Securities and Exchange Commission upon request, copies of instruments outstanding, including indentures, which define the rights of long-term debt security holders.

No reports on Form 8-K were filed for the three months ended December 31, 1996.

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          EVERGREEN BANCORP, INC.
                                (Registrant)

By: /s/ George W. Dougan
GEORGE W. DOUGAN
President and Chief Executive Officer
(Principal Executive Officer)
March 21, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



Signatures                   Titles                                 Dates
/s/ George W. Dougan         Chairman of the Board                  3/21/97
George W. Dougan             of Directors

/s/ George L. Fredette       Senior Vice President                  3/21/97
George L. Fredette           (Chief Financial and
                             Accounting Officer)

/s/ John W. Bishop           Director                               3/21/97
John W. Bishop

/s/ Carl R. DeSantis         Director                               3/21/97
Carl R. DeSantis

/s/ Robert F. Flacke         Director                               3/21/97
Robert F. Flacke

/s/Michael D. Ginsburg       Director                               3/21/97
Michael D. Ginsburg

/s/Joan M. Mannix            Director                               3/21/97
Joan M. Mannix

/s/Anthony J. Mashuta        Director                               3/21/97
Anthony J. Mashuta

/s/Philip H. Morse           Director                               3/21/97
Phillip H. Morse

/s/William E. Phillion       Director                               3/21/97
William E Philion

/s/Alan R. Rhodes            Director                               3/21/97
Alan R. Rhodes

/s/Floyd H. Rourke           Director                               3/21/97
Floyd H. Rourke

/s/Paul W. Tomlinson         Director                               3/21/97
Paul W. Tomlinson

/s/ Walter Urda              Director                               3/21/97
Walter Urda