Form 10-Q
period 1997-03-31
EVERGREEN BANCORP INC
filed 1997-05-14
CIK 351521

FORM 10-Q
		      SECURITIES AND EXCHANGE COMMISSION
			      Washington, DC 20549

	       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
		      THE SECURITIES EXCHANGE ACT OF 1934

		  For the Quarter ended       March 31, 1997
		     Commission File          Number 0-10275

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

Indicate the number of shares outstanding of the Issuer's classes of common stock, as of the latest practicable date:

Class of Common Stock                      Number of Shares Outstanding
					       as of April 30, 1997
$3.33 1/3 Par Value                                9,030,222

				   INDEX

								    Page No.
PART I    FINANCIAL INFORMATION
Item 1    Financial Statements (unaudited):

	  Consolidated Statements of Income for the Three
	  Months Ended March 31, 1997, and 1996                       1-2

	  Consolidated Statements of Financial Condition
	  as of March 31, 1997, and December 31, 1996                 3-4

	  Consolidated Statements of Cash Flows for the
	  Three Months Ended March 31, 1997, and 1996                 5-6

	  Notes to Consolidated Interim Financial Statements          7-8

	  Report of Independent Auditors                               9

Item 2    Management's Discussion and Analysis of Financial
	  Condition and Results of Operation                         10-16


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

Item 6(a) Exhibits - The following exhibits are submitted herewith:

	  Exhibit 11 - Computation of Net Income Per Share
	  Exhibit 27 - Financial Data Schedule

Item 6(b) Reports on Form 8-K - None

			 CONSOLIDATED STATEMENTS OF INCOME
			     (DOLLARS IN THOUSANDS)
			    (EXCEPT PER SHARE DATA)

						      FOR THE THREE MONTHS
							 ENDED March 31,
						       1997          1996
							   (UNAUDITED)
Interest Income:
  Interest and Fees on Loans                           $14,598       $13,618
  Interest on U.S. Government & Agency Obligations       3,028         2,916
  Interest on State & Municipal Obligations                204           330
  Interest on Other Bonds, Notes, & Debentures             103           126
  Interest on Federal Funds Sold & Bank Deposits           368           209

Total Interest Income                                   18,301        17,199

Interest Expense:
  Interest on Deposits:
	Regular Savings, NOW and Money Market
	  Deposit Accounts                               2,409         2,345
	Other Time                                       5,069         4,460
  Interest on Short-Term Borrowings                         51            43
  Interest on Long-Term Debt                               391           418

Total Interest Expense                                   7,920         7,266

    Net Interest Income                                 10,381         9,933

Provision for Loan Losses                                  360           360
	Net Interest Income After Provision for Loan
	  Losses                                        10,021         9,573

Other Income:
  Trust Department Income                                  657           549
  Service Charges on Deposit Accounts                      641           698
  Other                                                    408           328

	Total Other Income                               1,706         1,575

Other Expenses:
  Salaries and Employee Benefits                         4,043         3,820
  Net Occupancy Expense                                    585           548
  Equipment Expense                                        496           486
  Professional Services                                    300           279
  Data Processing                                          580           623
  Supplies and Printing                                    212           213
  Advertising                                              263           219
  Postage                                                  148           154
  Loss on Sale and Writedown of OREO                         -           117
  Other                                                  1,067           916

    Total Other Expenses                                 7,694         7,375

Income Before Taxes                                      4,033         3,773
Applicable Income Taxes                                  1,351         1,394
    Net Income                                         $ 2,682       $ 2,379

Earnings Per Common Share:
Average Shares Outstanding                           9,083,000     9,321,000

Net Income Per Share                                   $   .30       $   .26*


* Per share data have been adjusted for the two-for-one stock split effected September 16, 1996.

See accompanying notes to consolidated interim financial statements.


		  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
			     (DOLLARS IN THOUSANDS)

						     3/31/97        12/31/96
						   (UNAUDITED)
Assets

Cash and Cash Equivalents:
Cash and Due From Banks                             $ 32,040        $ 33,430
Federal Funds Sold                                    32,700          22,700

	Total Cash and Cash Equivalents               64,740          56,130

Securities:
Securities Available For Sale (Amortized
  cost of $190,762 and $177,099 at 3/31/96
  and 12/31/96, respectively)                        189,807         177,140
Securities Held to Maturity (Fair value
  of $22,803 and $21,016 at 3/31/97 and
  12/31/96, respectively)                             22,424          20,028

	Total Securities                             212,231         197,168

Loans:
  Commercial                                         224,028         225,420
  Mortgage                                           290,134         283,664
  Installment                                        148,261         149,745
  Other                                                  125             324

	Total Loans                                  662,548         659,153

Less:
  Allowance for Loan Losses                          (12,773)        (12,393)
  Unearned Income on Loans                            (3,745)         (4,265)

	Loans, net                                   646,030         642,495

Bank Premises and Equipment                           15,618          15,278
Other Real Estate Owned                                1,694           1,476
Other Assets                                          17,246          16,102

	Total Assets                                $957,559        $928,649

Liabilities

Deposits:
  Demand                                            $ 92,072        $ 92,737
  Regular Savings, Now Accounts and Money
    Market Deposit Accounts                          342,430         350,762
  Certificates of Deposit over $100,000               87,029          79,808
  Other Time                                         307,409         277,549

	Total Deposits                               828,940         800,856

Federal Funds Purchased and Other Short
  Term Borrowings                                      3,918           3,846
Accrued Taxes and Other Liabilities                   13,581          12,270
Long-Term Debt                                        25,910          26,238


	Total Liabilities                            872,349         843,210

Stockholders' Equity
Common Stock $3.33 1/3 Par Value: Shares Authorized
  20,000,000, Shares Issued: 9,633,966 at March
  31, 1997 and December 31, 1996                      32,113          32,113
Surplus                                                6,787           6,787
Undivided Profits                                     54,534          53,149
Excess Market Over Cost of Securities
 Available For Sale Net of Deferred Tax                 (573)             24
Treasury Stock (579,744 shares at March 31, 1997
  and 514,158 shares at December 31, 1996)            (7,011)         (5,826)
Common Stock Subscribed by ESOP                         (640)           (808)

    Total Stockholders' Equity                        85,210          85,439

    Total Liabilities and Stockholders' Equity      $957,559        $928,649


See accompanying notes to consolidated interim financial statements.


		      CONSOLIDATED STATEMENTS OF CASH FLOW
			     (DOLLARS IN THOUSANDS)

FOR THE THREE MONTHS ENDED MARCH 31,                   1997            1996
							   (Unaudited)
Cash Flows from Operating Activities:
Net Income . . . . . . . . . . . . . . . . . . . . . . $  2,682     $  2,379
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
   Net Change in Unearned Loan Fees. . . . . . . . . .       17           15
   Net Change in Other Assets and Other Liabilities. .      820          809
   Increase in Deferred Tax Benefit. . . . . . . . . .     (254)        (117)
   Loss on Write-Down of Other Real Estate . . . . . .        -          108
   Gain on Disposition of Assets . . . . . . . . . . .        -           (7)
   Depreciation. . . . . . . . . . . . . . . . . . . .      445          384
   Provision for Loan Losses . . . . . . . . . . . . .      360          360
   Amortization of Premiums & Accretion of
     Discounts on Securities, Net. . . . . . . . . . .      108           87
	Net Cash Provided By Operating Activities. . .    4,178        4,018

Cash Flows From Investing Activities:
Proceeds From:
  Maturities of Securities Available for Sale. . . . .   10,913       16,093
  Maturities of Securities Held to Maturity. . . . . .      595        1,885
Purchases of Securities Available for Sale . . . . . .  (24,675)      (4,032)
Purchases of Securities Held to Maturity . . . . . . .   (3,000)           -
Proceeds From Sales of Loans . . . . . . . . . . . . .      375          725
Change in Credit Card and Check Overdraft Receivables.       21         (221)
Proceeds From Sales of Other Real Estate . . . . . . .        -          152
Net Increase in Loans. . . . . . . . . . . . . . . . .   (4,526)     (22,351)
Capital Expenditures . . . . . . . . . . . . . . . . .     (785)        (113)

	Net Cash Used By Investing Activities           (21,082)      (7,862)

Cash Flows From Financing Activities:
Net Increase in Deposits . . . . . . . . . . . . . . .   28,084       28,508
Net Increase in Short-Term Borrowings. . . . . . . . .       72          581
Payments on Long Term Debt . . . . . . . . . . . . . .     (160)         (87)
Proceeds From Issuance of Common Stock . . . . . . . .        -          109
Proceeds from Sale of Treasury Shares. . . . . . . . .      228            -
Payments for Purchase of Treasury Shares . . . . . . .   (1,524)      (1,175)
Dividends Paid . . . . . . . . . . . . . . . . . . . .   (1,186)        (936)

	Net Cash Provided By Financing Activities        25,514       27,000

Net Increase in Cash and Cash Equivalents. . . . . . .    8,610       23,156
Cash and Cash Equivalents at Beginning of Year . . . .   56,130       43,621
Cash and Cash Equivalents at End of Quarter. . . . . . $ 64,740     $ 66,777

Supplemental Disclosure of Cash Flows:
Interest Paid. . . . . . . . . . . . . . . . . . . . . $  7,719     $  7,225
Taxes Paid . . . . . . . . . . . . . . . . . . . . . .       21           21


Supplemental Schedule of Non-Cash Investing and Financing Activities:
Certain properties which were foreclosed upon were transferred from loans to other real estate in the amount of $218,000 and $271,000 during the three months ended March 31, 1997 and 1996, respectively.

The Company borrowed $1,600,000 which was used to subscribe for common stock of the Company in 1990. Payments were made on the ESOP loan in the amount of $168,000 and $159,000 during the three months ended March 31, 1997 and 1996 respectively.

As a result of the adoption of Statement of Financial Accounting Standards No. 115, securities available for sale are recorded at fair value. The unrealized loss on these securities was $955,000 at March 31, 1997. The adjustment to stockholders' equity for the unrealized loss was $573,000, net of deferred income tax expense of $382,000.

At March 31, 1996 these securities had an unrealized gain of $116,000. The adjustment to stockholders' equity, net of the deferred tax benefit of $47,000, was $69,000.

See accompanying notes to consolidated interim financial statements.


	      NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
				(UNAUDITED)

1.    Financial Statement Presentation

The accompanying consolidated financial statements consist of Evergreen Bancorp, Inc. (the" Company") and the financial statements of its wholly owned subsidiary, Evergreen Bank, N.A. The unaudited consolidated interim financial statements have been prepared according to the rules of the Securities and Exchange Commission. In the opinion of the Company, the accompanying unaudited consolidated interim financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1997, the results of operations for the three months ended March 31, 1997 and 1996 and cash flows for the three months ended March 31, 1997 and 1996. All adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations applicable to interim financial statements.

The accompanying interim consolidated financial statements should be read in conjunction with the Evergreen Bancorp, Inc. consolidated year-end financial statements, including notes thereto, which are included in the Evergreen Bancorp, Inc. 1996 Annual Report and Form 10-K.

2.    Earnings Per Share

Earnings per share is calculated as net income divided by average shares outstanding. Average shares outstanding for March 31, 1997, and 1996, takes into consideration a reduction to issued shares by Treasury Stock held, weighted by the number of days in the quarter such stock is held. Earnings per share for the quarter ended March 31, 1996 have been adjusted for the stock split effected in the form of a 100% stock dividend.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (Statement
128), which establishes standards for computing and presenting earnings per share (EPS). This statement simplifies the standards for computing EPS making them comparable to international EPS standards and supercedes Accounting Principals Board Opinion No. 15, "Earnings per Share" and related inter-pretations. Statement 128 replaces the presentation of primary EPS with the presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

Basic EPS excludes dilution (such as the effect of the Company's outstanding stock options) and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in earnings of the entity (such as the Company's stock options). This statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted. This Statement requires restatement of all prior period EPS data presented.

The Company will present its EPS information in accordance with Statement 128 as of December 31, 1997. Management anticipates that the effect of the adoption of this Statement will not have a material effect on the Company's consolidated financial statements.


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


		       Independent Auditors' Review Report

The Board of Directors and Stockholders
Evergreen Bancorp, Inc.:

We have reviewed the consolidated statement of financial condition of Evergreen Bancorp, Inc. and subsidiaries as of March 31, 1997 and the related consolidated statements of income for the three-month periods ended March 31, 1997 and 1996, and the consolidated statements of cash flows for the three-month periods ended March 31, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of financial condition of Evergreen Bancorp, Inc. and subsidiaries as of December 31, 1996, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 24, 1997, we expressed an unqualified opinion on those consolidated financial statement. In our opinion, the information set forth in the accompanying consolidated statement of financial condition as of December 31, 1996, is fairly presented, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.


/s/ KPMG PEAT MARWICK LLP
Albany, New York
May 9, 1997

		    MANAGEMENT'S DISCUSSION AND ANALYSIS
			 OF FINANCIAL CONDITION AND
			    RESULTS OF OPERATIONS

FINANCIAL REVIEW

The principal source of earnings for the Company is its single banking subsidiary, Evergreen Bank, N.A. All discussions herein refer to the banking activities of the Company's banking subsidiary unless otherwise noted.

SUMMARY OF RESULTS OF OPERATION

Net income for the quarter ended March 31, 1997, was $2,682,000 compared to $2,379,000 for the same quarter last year. This represents an increase of $303,000 or 12.7%. The primary reasons for the increase from the first quarter of 1996 were an increase in net interest income of $448,000 and an increase in other operating income of $131,000. These increases were partially offset by an increase in operating expenses of $319,000. As a result of the changes noted, pretax income increased $260,000 or 6.9%. In spite of increased pre-tax income, tax expenses declined $43,000. Net income per share for the quarter ended March 31, 1997, was $.30 compared to $.26 per share for the March 31, 1996 quarter. This represents an increase of 15.4%. The annualized return on average assets for the first quarter is 1.17% compared to 1.09% for the first quarter last year. The annualized return on average stockholders' equity for the first quarter of 1997 was 12.7% as compared to 11.5% for the same period in 1996. The increase in the returns on average assets and stockholders' equity are due primarily to the increased level of net income.

NET INTEREST INCOME

Net interest income for the first quarter of 1997 was $10,381,000 compared to $9,933,000 for the same period of 1996, an increase of $448,000. On a taxable equivalent basis, net interest income was $10,497,000 for the quarter ended March 31, 1997 compared to $10,138,000 for the quarter ended March 31, 1996. This represents a increase of $359,000 or 3.5%. The increase in net interest income on a taxable equivalent basis resulted primarily from an increase in volume as the net interest margin declined by 12 basis points. Rates paid on costing liabilities rose 5 basis points while rates received on earning assets declined 2 basis points. The increase in rates paid on costing liabilities was a result of liabilty growth being concentrated in the higher cost time deposit category. Average time deposits increased $49,936,000 or 15.6%. The decrease in rates received on earning assets was concentrated in the taxable loan category which declined 9 basis ponts. Rates received on taxable investment securities rose 24 basis points while the rate received on Fed Funds sold remained consistant with the same period in 1996.

The increase in volume of average earning assets was concentrated in taxable loans and Fed Funds sold as the year to year increase in these average balances was $57,318,000 and $12,098,000, respectively.


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

The Company's allowance for loan losses at March 31, 1997, has increased $380,000 to $12,773,000 from December 31, 1996. As a percent of total loans, net of unearned income, the allowance was approximately 1.9% at March 31, 1997. The allowance represents approximately 219.5% of the non-performing loans at quarter end. The provision for loan losses for the quarters ended March 31, 1997 and 1996 was $360,000. Should the level of problem loans increase, or credit quality decline, an increase in the provision level may be required.

The following table presents information concerning non-performing loans and other real estate;

						    3/31/97       12/31/96
						    (Dollars In Thousands)

			Non-Accrual                $  4,692        $ 3,792
			Past Due 90 Days                994          1,414
			Restructured                    132            133

			  Total Non-Performing
			    Loans                  $  5,818        $ 5,339

			Other Real Estate          $  1,694        $ 1,476


The majority of the Company's non-performing loans consist of commercial and commercial real estate loans. There is no distinct concentration as to type of borrower within these classifications.

OTHER INCOME AND EXPENSE

Other income for the three months ended March 31, 1997, was $1,706,000, compared to $1,575,000 for the same quarter last year, an increase of $131,000 or 8.3%. This increase was largely due to an increase in trust income of $108,000 to $657,000 and an increase in other income of $80,000 to $408,000. These increases were offset by a decrease in service charge income. Service charges decreased $57,000 to $641,000 from $698,000 for the same period of the prior year.

Other expense for the three months ended March 31, 1996 was $7,694,000, compared to $7,375,000 for the first three months last year. This represents an increase of $319,000 or 4.3%. Salaries and benefits continue to represent the largest portion of other expense with an increase of $223,000 or 5.8%. This increase is due to a combination of merit increases and hiring related to the opening of new branches. Advertising expense increased $44,000 or 20.1% due to promotions associated with the branch openings. Also, increases in occupency and equipment expense are directly attributable to the new branches. Decreases in data processing and OREO losses and writedowns offset some of the increases associated with the branch expansion program.

INCOME TAX EXPENSE

Income tax expense for the three months ended March 31, 1997, was $1,351,000 as compared to $1,394,000 for the three months ended March 31, 1996, a decrease of $43,000 or 3.1%. The effective income tax rate for the first quarter of this year was 33.5% as compared to 36.9% for the same quarter last year. This decrease in the effective income tax rate is attributed to somewhat lower State income taxes.

CAPITAL AND LIQUIDITY

At March 31, 1997, stockholders' equity was $85,210,000 as compared to $85,439,000 at December 31, 1996, a decrease of $229,000 or .3%. The decrease in stockholders' equity is primarily a result of the retention of earnings of $1,496,000 and a reduction of the ESOP balance of $168,000 being offset by net treasury share transactions of $1,185,000 and a change in the valuation of securities available for sale, net of deferred tax benefit of $597,000.

The following table sets forth the Company's risk based capital ratios as of March 31, 1997 and the minimum regulatory guidelines;

				Evergreen        Well Capitalized
Risk-Based                    Bancorp, Inc.         Regulatory
 Ratios                      March 31, 1997         Guidelines

Leverage Ratio                    8.9 %                 5.0 %
Tier 1                           13.7 %                 6.0 %
Total Capital                    14.9 %                10.0 %


Average federal funds sold for the three months ended March 31, 1997 was $27,659,000 compared to $15,561,000 for the three months ended March 31, 1996. Net cash provided by operating activities was $4,178,000 for the first quarter of 1997 as compared to net cash provided of $4,018,000 for the three months ended March 31, 1996. Net cash used by investing activities was $21,082,000 for the first quarter of 1997 as compared to net cash used of $7,862,000 for the same period last year. The change of $13,220,000 resulted primarily from increased securities purchases. Net cash provided by financing activities was $25,514,000 for the first quarter of 1997 as compared to $27,000,000 provided by financing activities for the first quarter of 1996. The main source of cash provided by financing activities continues to be from increases in deposits in the other time deposit category. The level of cash and cash equivalents was $64,740,000 at March 31, 1997 compared to $66,777,000 at March 31, 1996.

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

Portions of income earned on certain Commercial Loans, US Government Obligations and Obligations of State and Political Subdivisions are exempt from Federal and/or State taxation. Appropriate adjustments have been made to reflect the equivalent amount of taxable income that would have been necessary to generate an equal amount of after tax income. The taxable equivalent adjustment is based on a marginal Federal income tax rate of 35.0% in 1997 and 1996 along with a marginal State income tax rate of 9.0% for 1997 and 9.225% for 1996.

The following table sets forth the dollar amounts of interest income (on a taxable equivalent basis) and interest expense and changes therein resulting from changes in volume and changes in rate. The change in interest due to both rate and volume has been allocated to change due to volume and change due to rate based on the percentage relationship of such variances to each other.


Analysis of Variance in Net Interest Income Due to Volume and Rates
					For the three months ended
				    March 31, 1997  VS  March 31, 1996

				   INCREASE / (DECREASE)         TOTAL
				     DUE TO CHANGE IN           INCREASE/
				   VOLUME           RATE       (DECREASE)
Interest Earned:
Loans
  Taxable                           $1,189        $ (147)      $1,042
  Tax-Exempt                           (72)          (21)         (93)
Investment Securities
  Taxable                              (31)           94           63
  Tax-Exempt                          (153)           (5)        (158)
Federal Funds Sold &
Interest-Bearing Deposits              159             -          159

Changes in Total Interest
     Income                          1,092           (79)       1,013

     Less Interest Expense Incurred:
     Regular Savings, NOW and MMDAs     26            38           64
     Time Deposits                     650           (41)         609
     Short-Term Borrowings               7             1            8
     Long Term Debt                     44           (71)         (27)
     Changes in Total Interest
     Expense                           727           (73)         654

     Changes in Net Interest
     Income                         $  365        $   (6)      $  359


	Average Balances For The Three Months Ended March 31, 1997
					     Interest     Average
				Average      Income/       Yield/
				Balance      Expense        Rate
     Assets:
     Loans
       Taxable                  $643,780      $14,444        9.10%
       Tax Exempt                 11,598          214        7.48%
     Securities
       Taxable                   191,523        3,220        6.82%
       Tax Exempt                  7,214          171        9.61%
     Federal Funds Sold &
     Interest Bearing Deposits    27,659          368        5.40%

      Total Earning Assets       881,774       18,417        8.47%

     Allowance for Loan
       Losses                    (12,527)
     Cash and Due from Banks      29,833
     Other Non-Earning Assets     32,752

	  Total Assets          $931,832

     Liabilities and
     Stockholders' Equity:
     Regular Savings, NOW
       and MMDAs                $344,813        2,409        2.83%
     Time Deposits               370,153        5,069        5.55%
     Short-Term Borrowings         4,004           51        5.17%
     Long Term Debt               25,985          391        6.10%

     Total Interest
       Bearing Liabilities       744,955        7,920        4.31%

     Demand Deposits              88,759
     Other Liabilities            12,608
     Stockholders' Equity         85,510
     Total Liabilities and
       Stockholders' Equity     $931,832

     Net Interest Income (Tax
       Equivalent Basis)                       10,497
     Tax Equivalent Adjustment                   (116)

     Net Interest Income                     $ 10,381

     Net Interest Rate Spread                                4.16%

     Net Interest Margin                                     4.83%


	Average Balances For The Three Months Ended March 31, 1996
					     Interest     Average
				Average      Income/       Yield/
				Balance      Expense        Rate
     Assets:
     Loans
       Taxable                  $586,462      $13,402        9.19%
       Tax Exempt                 15,331          307        8.06%
     Securities
       Taxable                   193,111        3,157        6.58%
       Tax Exempt                 13,552          329        9.77%
     Federal Funds Sold &
     Interest Bearing Deposits    15,561          209        5.40%

      Total Earning Assets       824,017       17,404        8.49%

     Allowance for Loan
       Losses                    (12,173)
     Cash and Due from Banks      29,643
     Other Non-Earning Assets     32,789

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

				      EVERGREEN BANCORP, INC.

 May 9, 1997                     /s/ George W. Dougan
     Date                             George W. Dougan
				      President and Chief Executive Officer
				      (Principal Executive Officer)


 May 9, 1997                     /s/ George L. Fredette
     Date                             George L. Fredette,
				      Senior Vice President, Chief
				      Financial Officer
				      (Principal Accounting Officer)




Exhibit 11 - Earnings per Share

		  Computation of Net Income Per Common Share
		(Dollars in Thousands, except Per Share Amounts)

						Three Months Ended March 31,

						    1997            1996


Net Income Per Common Share
Weighted Average Common Shares Outstanding        9,083,000       9,321,000
Net Income                                         $  2,682        $  2,379
Net Income per Common Share                        $    .30        $    .26

Net Income Per Common Share - Primary
Weighted Average Common Shares Outstanding        9,083,000       9,321,000
Dilutive Common Stock Options                       185,000         112,000
Weighted Average Common shares and Common
  Share Equivalents Outstanding                   9,268,000       9,433,000
Net Income                                         $  2,682        $  2,379
Net Income per Common Share - Primary              $    .29        $    .25

Net Income Per Common Share - Fully Diluted
Weighted Average Common Shares Outstanding        9,083,000       9,321,000
Dilutive Common Stock Options                       185,000         112,000

Weighted Average Common shares and Common
  Share Equivalents Outstanding                   9,268,000       9,433,000
Net Income                                         $  2,682        $  2,379
Net Income per Common Share - Fully Diluted        $    .29        $    .25