Form 10-Q
period 1997-06-30
EVERGREEN BANCORP INC
filed 1997-08-13
CIK 351521

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549



                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter ended June 30, 1997

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


                 237 GLEN STREET, GLENS FALLS, NEW YORK 12801
                 --------------------------------------------
                   (Address of principal executive offices)


     Registrant's telephone number, including area code:   (518) 792-1151
                                                           --------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securi-ties Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
     the past 90 days.   Yes   X     No
                             -----      -----

     Indicate the number of shares outstanding of each Issuer's classes of common stock, as of the latest practicable date:


     Class of Common Stock                   Number of Shares Outstanding
                                                  as of July 31, 1997
      -------------------                         -------------------
      $3.33 1/3 Par Value                              8,973,153










                   EVERGREEN BANCORP, INC. AND SUBSIDIARIES

                                     INDEX

                                                                  Page No.
                                                                  --------

     PART I         FINANCIAL INFORMATION
     ------

     Item 1    Financial Statements (unaudited):

               Consolidated Statements of Income for the Three
               Months Ended June 30, 1997, and 1996                 1-2

               Consolidated Statements of Income for the Six
               Months Ended June 30, 1997, and 1996                 3-4

               Consolidated Statements of Financial Condition
               as of June 30, 1997, and December 31, 1996           5-6

               Consolidated Statements of Cash Flows for the
               Six Months Ended June 30, 1997 and 1996              7-8

               Notes to Consolidated Interim                        9-10
               Financial Statements

               Report of Independent Auditors                       11

     Item 2    Management's Discussion and Analysis                12-23


     PART II        OTHER INFORMATION
     -------

     Item 1    Legal Proceedings - None

     Item 2    Changes in Securities - None

     Item 3    Defaults Upon Senior Securities - None

     Item 4    Submission of Matters to a Vote of Security Holders -
                Annual meeting of Shareholders, See Attached Item 4 -
                Matters

     Item 5    Other Information - None

     Item 6(a) Exhibits - The following exhibits are submitted herewith:

               Exhibit 11 - Computation of Net Income Per Share
               Exhibit 27 - Financial Data Schedule

     Item(b)  Reports on Form 8-K - None









                            EVERGREEN BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                            (Dollars in Thousands)
                            (Except Per Share Data)


                                                            Three Months
                                                           Ended June 30,
                                                           1997      1996
                                                             (Unaudited)
     Interest Income:
       Interest and Fees on Loans                        $14,484   $13,936
       Interest on U.S. Government & Agency Obligations    3,769     2,770
       Interest on State & Municipal Obligations             219       306
       Interest on Other Bonds, Notes, & Debentures          113       111
       Interest on Federal Funds Sold & Bank Deposits        475       173
                                                         -------   -------
     Total Interest Income                                19,060    17,296
                                                         -------   -------
     Interest Expense:
       Interest on Deposits:
       Regular Savings, Interest Checking and Money
          Market Deposit Accounts                          2,431     2,330
       Other Time                                          5,664     4,348
       Interest on Short-Term Borrowings                      62        49
       Interest on Long-Term Debt                            421       389
                                                         -------   -------
          Total Interest Expense                           8,578     7,116
                                                         -------   -------

     Net Interest Income                                  10,482    10,180
     Provision for Loan Losses                               450       360
                                                         -------   -------
     Net Interest Income After Provision for
          Loan Losses                                     10,032     9,820
                                                         -------   -------
     Other Income:
       Trust Department Income                               640       654
       Service Charges on Deposit Accounts                   695       712
       Net Gain/(Loss) on Security Transactions                9       (17)
       Other                                                 313       288
                                                         -------   -------
          Total Other Income                               1,657     1,637
                                                         -------   -------

                                                            (Continued)

                       CONSOLIDATED STATEMENTS OF INCOME
                                   CONTINUED
                            (Dollars in Thousands)
                            (Except Per Share Data)

                                                            Three Months
                                                           Ended June 30,
                                                           1997      1996
                                                             (Unaudited)
     Other Expense:
       Salaries and Employee Benefits                      4,019     3,961
       Net Occupancy Expense                                 587       460
       Equipment Expense                                     462       451
       Professional Services                                 254       258
       Data Processing                                       595       630
       Supplies and Printing                                 207       204
       Advertising                                           347       201
       Postage                                               134       121
       OREO Writedowns and Expenses                           90       276
       Other                                               1,028     1,041
                                                         -------   -------
          Total Other Expense                              7,723     7,603
                                                         -------   -------
     Income Before Taxes                                   3,966     3,854
     Applicable Income Taxes                               1,294     1,335
                                                         -------   -------
     Net Income                                          $ 2,672   $ 2,519
                                                         =======   =======
     Earnings Per Common Share:
     Average Shares Outstanding                        9,010,000 9,253,000

     Net Income Per Share                                $   .30  $    .27
                                                         =======  ========


     See accompanying notes to consolidated interim financial statements.

                            EVERGREEN BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                            (Dollars in Thousands)
                            (Except Per Share Data)

                                                             Six Months
                                                           Ended June 30,
                                                           1997      1996
                                                             (Unaudited)
     Interest Income:
       Interest and Fees on Loans                        $29,082   $27,554
       Interest on U.S. Government & Agency Obligations    6,797     5,686
       Interest on State & Municipal Obligations             423       636
       Interest on Other Bonds, Notes, & Debentures          216       237
       Interest on Federal Funds Sold & Bank Deposits        843       382
                                                         -------   -------
          Total Interest Income                           37,361    34,495
                                                         -------   -------
     Interest Expense:
       Interest on Deposits:
       Regular Savings, Interest Checking and Money
            Market Deposit Accounts                        4,840     4,675
       Other Time                                         10,733     8,808
       Interest on Short-Term Borrowings                     113        92
       Interest on Long-Term Debt                            812       807
                                                         -------   -------
          Total Interest Expense                          16,498    14,382
                                                         -------   -------

     Net Interest Income                                  20,863    20,113
     Provision for Loan Losses                               810       720
                                                         -------   -------
     Net Interest Income After Provision for
       Loan Losses                                        20,053    19,393
                                                         -------   -------

     Other Income:
       Trust Department Income                             1,297     1,203
       Service Charges on Deposit Accounts                 1,336     1,410
       Net Gain/(Loss) on Security Transactions                9       (17)
       Other                                                 721       616
                                                         -------   -------
          Total Other Income                               3,363     3,212
                                                         -------   -------

                                                            (Continued)

                            EVERGREEN BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                   CONTINUED
                            (Dollars in Thousands)
                            (Except Per Share Data)

                                                             Six Months
                                                           Ended June 30,
                                                           1997      1996
                                                             (Unaudited)

     Other Expenses:
       Salaries and Employee Benefits                      8,062     7,781
       Net Occupancy Expense                               1,172     1,008
       Equipment Expense                                     958       937
       Professional Services                                 554       537
       Data Processing                                     1,175     1,253
       Supplies and Printing                                 419       417
       Advertising                                           610       420
       Postage                                               282       275
       OREO Writedowns and Expenses                          141       393
       Other                                               2,044     1,957
                                                         -------   -------
          Total Other Expenses                            15,417    14,978
                                                         -------   -------

     Income Before Taxes                                   7,999     7,627
     Applicable Income Taxes                               2,645     2,729
                                                         -------   -------
     Net Income                                          $ 5,354   $ 4,898
                                                         =======   =======
     Earnings Per Common Share:
     Average Shares Outstanding                        9,047,000 9,287,000

     Net Income Per Share                                $   .59   $   .53
                                                         =======   =======


     See accompanying notes to consolidated interim financial statements.

                            EVERGREEN BANCORP, INC.
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                            (Dollars in Thousands)

                                                      6/30/97    12/31/96
                                                    (Unaudited)
     Assets:
     Cash and Cash Equivalents:
     Cash and Due From Banks                         $ 32,163    $ 33,430
     Federal Funds Sold                                 5,800      22,700
                                                     --------    --------
             Total Cash and Cash Equivalents           37,963      56,130
                                                     --------    --------
     Securities:
     Securities Available For Sale (Amortized
       cost of $222,045 and $177,099 at 6/30/97
       and 12/31/96, respectively)                    222,397     177,140
     Securities Held to Maturity (fair value
       of $40,907 and $21,016 at 6/30/97
       and 12/31/96, respectively)                     39,982      20,028
                                                     --------    --------
          Total Securities                            262,379     197,168
                                                     --------    --------
     Loans:
     Commercial                                       230,904     225,420
     Mortgage                                         294,218     283,664
     Installment                                      136,183     149,745
     Other                                                185         324
                                                     --------    --------
          Total Loans                                 661,490     659,153
     Less:
       Allowance for Loan Losses                      (12,811)    (12,393)
       Unearned Income on Loans                        (2,379)     (4,265)
                                                     --------    --------
          Loans, Net                                  646,300     642,495
                                                     --------    --------

     Bank Premises and Equipment, net                  16,350      15,278
     Other Real Estate Owned                            1,794       1,476
     Other Assets                                      17,448      16,102
                                                     --------    --------
          Total Assets                               $982,234    $928,649
                                                     ========    ========

                                                          (Continued)

                            EVERGREEN BANCORP, INC.
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   CONTINUED
                            (Dollars in Thousands)

                                                      6/30/97   12/31/96
                                                    (Unaudited)
     Liabilities:
     Deposits:
       Demand                                        $ 93,559    $ 92,737
       Regular Savings, Interest Checking and
        Money Market Deposit Accounts                 349,165     350,762
       Certificates of Deposit over $100,000           93,480      79,808
       Other Time                                     312,402     277,549
                                                     --------    --------
          Total Deposits                              848,606     800,856
                                                     --------    --------
     Federal Funds Purchased and Other Short
       Term Borrowings                                  6,806       3,846
     Accrued Taxes and Other Liabilities               14,802      12,270
     Long-Term Debt                                    25,844      26,238
                                                     --------    --------
          Total Liabilities                           896,058     843,210
                                                     --------    --------

     Stockholders' Equity:
     Common Stock $3.33 1/3 Par Value:  Authorized-
       20,000,000; Shares Issued 9,633,966 at June 30,
       1997 and December 31, 1996                      32,113      32,113
     Surplus                                            6,787       6,787
     Undivided Profits                                 55,980      53,149
     Market Over Cost of Securities
       Available For Sale, Net of Deferred Tax            211          24
     Treasury Stock (661,383 shares at June 30, 1997
       and 514,158 shares at December 31, 1996)        (8,275)     (5,826)
     Common Stock Subscribed by ESOP                     (640)       (808)
                                                     --------    --------
          Total Stockholders' Equity                   86,176      85,439
                                                     --------    --------
          Total Liabilities and Stockholders' Equity $982,234    $928,649
                                                     ========    ========


     See accompanying notes to consolidated interim financial statements.

                            EVERGREEN BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)

     The Six Months Ended June 30,                       1997      1996

                                                        ------    ------
     Cash Flows from Operating Activities:
     Net Income. . . . . . . . . . . . . . . . . . .  $  5,354  $  4,898
     Adjustments to Reconcile Net Income to
     Net Cash Provided by Operating Activities:
       Net Change in Unearned Loan Fees. . . . . . .        29        24
       Net Change in Other Assets and Liabilities. .     1,643       182
       (Gain)/Loss on Sale of Securities & OREO. . .       (12)       17
       Increase in Deferred Tax Benefit. . . . . . .      (581)     (293)
       Loss on Write-Down of Other Real Estate . . .         -        99
       Gain on Disposition of Assets . . . . . . . .         -        (7)
       Depreciation. . . . . . . . . . . . . . . . .       873       765
       Provision for Loan Losses . . . . . . . . . .       810       720
       Amortization of Premiums & Accretion of
               Discounts on Securities, Net. . . . .       248       195
                                                        ------    ------

          Net Cash Provided By Operating Activities.     8,364     6,600
                                                        ------    ------
     Cash Flows From Investing Activities:
     Proceeds From:
       Sales of Securities Available for Sale. . . .       532     2,811
       Maturities of Securities Available for Sale .    27,095    32,406
       Maturities of Securities Held to Maturity . .     1,928     4,544
     Purchases of Securities Available for Sale. . .   (72,791)  (10,116)
     Purchases of Securities Held to Maturity. . . .   (21,903)   (2,996)
     Proceeds From Sales of Loans. . . . . . . . . .       375       841
     Change in Credit Card and
       Check Overdraft Receivables . . . . . . . . .      (123)      348
     Proceeds From Sales of Other Real Estate. . . .       246       235
     Net Increase in Loans . . . . . . . . . . . . .    (5,457)  (44,886)
     Capital Expenditures. . . . . . . . . . . . . .    (1,945)     (292)
                                                        ------    ------
          Net Cash Used By
            Investing Activities . . . . . . . . . .   (72,043)  (17,105)
                                                        ------    ------
     Cash Flows From Financing Activities:
     Net Increase/(Decrease) in Deposits . . . . . .    47,750    (9,671)
     Net Increase in Short-Term Borrowings . . . . .     2,960    11,737
     Payments on Long Term Debt. . . . . . . . . . .      (226)     (768)
     Proceeds From Issuance of Common Stock. . . . .         -       127
     Proceeds From Sale of Treasury Stock. . . . . .       307         -

                                                           (Continued)

                            EVERGREEN BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   CONTINUED
                            (Dollars in Thousands)

     The Six Months Ended June 30,                       1997      1996
                                                           (Unaudited)
                                                       -------   -------

     Payments for Purchase of Treasury Stock. . . .     (2,918)   (2,271)
     Dividends Paid . . . . . . . . . . . . . . . .     (2,361)   (1,867)
                                                       -------   -------
          Net Cash Provided/(Used) By
            Financing Activities. . . . . . . . . .     45,512    (2,713)
                                                       -------   -------
     Net Decrease in Cash and
       Cash Equivalents . . . . . . . . . . . . . .    (18,167)  (13,218)
     Cash and Cash Equivalents at Beginning of Year     56,130    43,621
                                                       -------   -------
     Cash and Cash Equivalents at End of Quarter. .   $ 37,963  $ 30,403
                                                       =======   =======
     Supplemental Disclosure of Cash Flows:
     Interest Paid. . . . . . . . . . . . . . . . .   $ 16,204  $ 14,303
     Taxes Paid . . . . . . . . . . . . . . . . . .        662     2,964

     Supplemental Schedule of Non-Cash Investing and Financing Activities:
     Certain properties which were foreclosed upon were transferred from loans to other real estate in the amount of $561,000 and $312,000 during the six months ended June 30, 1997 and 1996, respectively.

     The Company borrowed $1,600,000 which was used to subscribe for common stock of the Company in 1990. Payments were made on the ESOP loan in the amount of $168,000 and $159,000 during the six months ended June 30, 1997 and 1996, respectively.

     As a result of the adoption of Statement of Financial Accounting Standard No. 115, securities available for sale are recorded at fair value. The unrealized gain on these securities was $352,000 at June 30, 1997. The adjustment to stockholders' equity for the unrealized gain was $211,000, net of deferred income tax expense of $141,000.

     At June 30, 1996, securities available for sale had an unrealized loss of $843,000. The adjustment to stockholders equity net of deferred income tax benefit of $337,000, was $506,000.







     See accompanying notes to consolidated interim financial statements.

                            EVERGREEN BANCORP, INC.
              NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS


     1. Financial Statement Presentation
        --------------------------------

     The accompanying interim consolidated financial statements consist of Evergreen Bancorp, Inc. ("the Company") and the financial statements of its wholly owned subsidiary, Evergreen Bank, N.A. The unaudited consoli-dated interim financial statements have been prepared according to the rules of the Securities and Exchange Commission. In the opinion of the Company, the accompanying unaudited consolidated interim financial statements contain all adjustments necessary to present fairly the finan-cial position as of June 30, 1997, the results of operations for the three and six months ended June 30, 1997 and 1996 and cash flows for the six months ended June 30, 1997 and 1996. All adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations applicable to interim financial statements.

     The accompanying interim consolidated financial statements should be read in conjunction with the Evergreen Bancorp, Inc. consolidated year-end financial statements, including notes thereto, which are included in the Evergreen Bancorp, Inc. 1996 Annual Report and Form 10-K.

     2. Earnings Per Share
        ------------------

     Earnings per share is calculated as net income divided by average shares outstanding. Average shares outstanding for June 30, 1997, and 1996, takes into consideration a reduction to issued shares by Treasury Stock held, weighted by the number of days in the quarter such stock is held. Earnings per share for the quarter and six months ended June 30, 1996 have been adjusted for the September 1996 stock split effected in the form of a 100% stock dividend.

     In February 1997, the Financial Accounting Standards Board issued State-ment of Financial Accounting Standards No. 128, "Earnings per Share" (Statement 128), which establishes standards for computing and presenting earnings per share (EPS). This statement simplifies the standards for computing EPS making them comparable to international EPS standards and supersedes Accounting Principles Board Opinion No. 15, "Earnings per Share" and related interpretations. Statement 128 replaces the present-ation of primary EPS with the presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computa-tion to the numerator and denominator of the diluted EPS computation.

     Basic EPS  excludes dilution  (such as the effect  of the Company's  out-

                            EVERGREEN BANCORP, INC.
              NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                  (Continued)

     standing stock options) and is computed by dividing income available to common stockholders by the weighted-average number of common shares out-standing for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in earnings of the entity (such as the Company's stock options). This statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted. This Statement requires restatement of all prior period EPS data presented.

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

     4. Recent Accounting Pronouncements
        --------------------------------
     In June of 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, (Statement 130), which establishes standards for reporting and display of comprehensive income and its components in financial statements. Statement 130 states that comprehensive income includes reported net income of a company, adjusted for items that are currently accounted for as direct entries to equity, such as the net unrealized gain or loss on securities available for sale, foreign currency items, and minimum pension liability adjust-ments. This Statement is effective for both interim and annual periods beginning after December 15, 1997. The Company will adopt Statement 130 in the first quarter of 1998.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Inform-ation" (Statement 131), which establishes standards for reporting by public companies about operating segments of their business. Statement 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. This Statement is effec-tive for fiscal years beginning after December 15, 1997 and is not anti-cipated to have a material effect on the Company's financial statements.

                        Independent Auditors' Review Report


     The Board of Directors and Stockholders
     Evergreen Bancorp, Inc.:


     We have reviewed the consolidated statement of financial condition of Evergreen Bancorp, Inc. and subsidiaries as of June 30, 1997 and the related consolidated statements of income for the three-month and six-month periods ended June 30, 1997 and 1996, and the consolidated statements of cash flows for the six-month periods ended June 30, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of financial condition of Evergreen Bancorp, Inc. and subsidiaries as of December 31, 1996, and the related consolidated statements of income, changes in stock-holders' equity, and cash flows for the year then ended (not present-ed herein); and in our report dated January 24, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consoli-dated statement of financial condition as of December 31, 1996, is fairly presented, in all material respects, in relation to the con-solidated statement of financial condition from which it has been derived.

     /s/ KPMG PEAT MARWICK LLP
     Albany, New York
     August 11, 1997

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

     When used in this quarterly Report on Form 10-Q, the words or phrases "will likely result," "are expected to," "will continue," "is anticip-ated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including, changes in economic con-ditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anti-cipated or projected. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

     The Company does not undertake, and specifically disclaims, any obli-gation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circum-stances after the date of such events or to reflect the occurance of anticipated or unanticipated events.

     SUMMARY OF RESULTS OF OPERATIONS
     --------------------------------

     Net income for the three months ended June 30, 1997, was $2,672,000 as compared to $2,519,000 in the same quarter last year. This represents an increase of $153,000. For the six months ended June 30, 1997 net income was $5,354,000 compared to $4,898,000 in 1996. Net income per share for the quarter ended June 30, 1997, was $.30, compared to $.27 for the June 30, 1996 quarter. For the three and six month periods, the primary reasons for the increases in net income were increases in net interest income and a lower effective tax rate.

     In 1997, the annualized return on average assets for the six months ended June 30, was 1.13%, compared to 1.12% for the first six months last year. The annualized return on average stockholders' equity for

                            EVERGREEN BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   CONTINUED

     the first six months of 1997 was 12.6%, compared to 11.8% for the same period in 1996. The increase in the returns on average assets and stockholders' equity are due primarily to the increased level of net income.

     NET INTEREST INCOME
     -------------------

     Net interest income for the three months ended June 30, 1997 was $10,482,000, compared to $10,180,000 for the same period of 1996. This represents an increase of $302,000, or 3.0%. The first six months of 1997 reflects net interest income of $20,863,000, an increase of 3.7% as compared to $20,113,000 for the same period last year. The increase in net interest income in 1997's second quarter is attributed primarily to a higher level of average earning assets which offset the effects of a lower net interest margin.

     On a taxable equivalent basis, net interest income was $10,611,000 for the quarter ended June 30, 1997 as compared to $10,374,000 for the quarter ended June 30, 1996. This represents an increase of $237,000, or 2.3%. For the first six months of 1997 taxable equivalent net interest income increased 2.9% to $21,108,000 from $20,512,000 for the six months ended June 30, 1996. The increase in net interest income on a taxable equivalent basis resulted primarily from an increase in the volume of average earning assets. Average earning assets increased $77.8 million, or 9.4%, in comparison to the same period in 1996. Loans increased $42.8 million, securities increased $18.2 million and Fed Funds sold increased $16.8 million on average. The income increase due to volume was partially offset by a lower net interest margain. At 4.70% the margin for the first six months of 1997 was 28 basis points lower than the same period of the prior year. The decrease in the margin was primarily attributed to promotions for time deposits at the Company's new branches leading to somewhat higher rates on deposits, and slightly lower yields on earning assets because of lower yielding retail loans.

     The increases in average earning assets were funded by an increase in average interest bearing liabilities of $75.2 million. Average interest bearing liabilty increases were concentrated in time deposits, which increased $64.4 million.

     ALLOWANCE FOR LOAN LOSSES
     -------------------------

     The Company's allowance for loan losses at June 30, 1997, has increased $418,000 to $12,811,000 from the December 31, 1996 balance. As a per-cent of total loans, net of unearned income, the allowance was approx-

                            EVERGREEN BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   CONTINUED


     imately 1.9% at June 30, 1997. The allowance represents approximately 226.1% of total nonperforming loans at quarter end. The provision for loan losses for the quarter ended June 30, 1996 was $450,000 compared to $360,000 for the same period in 1996. For the six months ended June 30, 1997 the provision totaled $810,000, compared to $720,000 a year earlier. The increased provision, from year earlier levels, reflects the significant loan growth incurred over the last year notwithstanding a decline in the level of nonperforming loans from the level of the same period of the previous year.

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


     The following table presents information concerning nonperforming loans and other real estate.

                                              6/30/97       12/31/96
                                              -------       --------
                                              (Dollars In Thousands)

               Non-Accrual                   $  4,323       $  3,792
               Past Due 90 Days                 1,214          1,414
               Restructured                       130            133
                                             --------       --------
                 Total Nonperforming
                    Loans                    $  5,667       $  5,339
                                             ========       ========

                 Other Real Estate           $  1,794       $  1,476
                                             ========       ========

     The majority of the Company's nonperforming loans consist of commercial and commercial real estate loans. There is no distinct concentration as to type of borrower within these classifications.

                            EVERGREEN BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   CONTINUED

     OTHER INCOME AND EXPENSE
     ------------------------

     Other income for the six months ended June 30, 1997, was $3,363,000, $151,000 more than the $3,212,000 recorded in the same period last year. Increases in other income included a $94,000 increase in Trust Department income over prior year levels and an increase in other income of $105,000. The largest source of other income continues to be service charges, which declined $74,000 from prior year levels. During the second quarter of 1997 steps were taken to reverse the decline in service charges. As a result, service charge income in the third quarter is expected to increase to at least the prior year levels.

     Other expense for the three months ended June 30, 1997 was $7,723,000, compared to $7,603,000 for the same quarter last year, an increase of $120,000, or 1.6%. Salaries and employee benefits expense, the largest component of other operating expense, increased $58,000 to $4,019,000 for the three months ended June 30, 1997, from $3,961,000 during the same period of 1996. The principal cause of increased salaries is the addition of three new branches since December of 1996.

     Advertising expense increased to $146,000 to $347,000 as compared to $201,000 for the same quarter last year. This increased expenditure was in support of the Company opening one branch and moving another during the quarter. Advertising expenses are expected to decrease to more traditional levels over the remainder of the year as no additional branch expansion is scheduled. Net occupancy expense increased $127,000 to $587,000 as compared to $460,000 for the same period of the prior year. This is again, primarily, a result of the branch expansion. Al-though the increase includes certain one time expenses that may not be repeated, occupancy expenses are projected to remain above prior year levels. OREO expenses decreased $186,000 from the second quarter of 1996 as that quarter included a one time charge incurred to rehabil-atate a property to salable condition.

     INCOME TAX EXPENSE
     ------------------

     Income tax expense for the three months ended June 30, 1997, was $1,294,000 as compared to $1,335,000 for the quarter ended June 30, 1996. For the six months ended June 30, 1997, income tax expense was $2,645,000 compared to $2,729,000 in 1996. The effective income tax rate for the periods ended June 30, 1997 and 1996 were 33.1% and 35.8%, respectively. The decrease in the effective tax rate is attributable to somewhat lower State income taxes.

                            EVERGREEN BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   CONTINUED

     CAPITAL AND LIQUIDITY
     ---------------------

     At June 30, 1997, stockholders' equity was $86,176,000 as compared to $85,439,000 at December 31, 1996, an increase of $737,000, or .9%. The increase in stockholders' equity is a result of the retention of earnings of $2,993,000, treasury stock sales of $307,000, a reduction of the ESOP balance of $168,000, and a change in the market valuation of securities available for sale, net of deferred tax expense, of $187,000. These were offset by treasury stock purchases of $2,918,000.

     The following table sets forth the Company's risk based capital ratios as of June 30, 1997 and the regulatory guidelines for well capitalized institutions.

                                     Evergreen           Well Capitalized
          Risk-Based               Bancorp, Inc.             Regulatory
            Ratios                 June 30, 1997             Guidelines
          ----------               -------------         ----------------

          Leverage Ratio                8.7 %                  5.0 %

          Tier 1                       13.6 %                  6.0 %

          Total Capital                14.9 %                 10.0 %

     Average federal funds sold for the six months ended June 30, 1997 was $31,112,000, as compared to $14,308,000 for the six months ended June 30, 1996. Net cash provided by operating activities was $8,364,000 for the six months ended June 30, 1997 as compared to net cash provided of $6,600,000 for the six months ended June 30, 1996. Largely due to increases in secuities balances, net cash used by investing activities was $72,043,000 for the six months ended June 30, 1997 as compared to net cash used of $17,105,000 for the same period last year. Net cash provided by financing activities was $45,512,000 for the six months of 1997 as compared to cash used of $2,713,000 for the six months of 1996. The increase in cash provided by financing activities resulted prim-arily from a $57,421,000 net increase in cash inflows from deposit accounts. The level of cash and cash equivalents was $37,963,000 at June 30, 1997 as compared to $30,403,000 at June 30, 1996.

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

                            EVERGREEN BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   CONTINUED

     Analysis of Variance in Net Interest Income Due to Volume and Rates



                                      For the three months ended
                                   June 30, 1997  VS  June 30, 1996

                                   INCREASE / (DECREASE)    TOTAL
                                     DUE TO CHANGE IN      INCREASE/
                                     VOLUME       RATE    (DECREASE)
                                   ---------------------  ----------
     Interest Earned:
     Loans
       Taxable                      $  808       $ (218)     $  590
       Tax-Exempt                      (53)          (8)        (61)
     Investment Securities
       Taxable                         806          169         975
       Tax-Exempt                      (69)         (38)       (107)
     Federal Funds Sold &
       Interest-Bearing Deposits       294            8         302
                                    ------       ------      ------
     Changes in Total Interest
     Income                          1,786          (87)      1,699
                                    ------       ------      ------
     Less Interest Expense Incurred:
     Regular Savings, NOW and MMDAs     68           33         101
     Time Deposits                   1,101          215       1,316
     Short-Term Borrowings              13            -          13
     Long Term Debt                     50          (18)         32
                                    ------       ------      ------
     Changes in Total Interest
     Expense                         1,232          230       1,462
                                    ------       ------      ------
     Changes in Net Interest
     Income                         $  554       $ (317)     $  237
                                    ======       ======      ======

                            EVERGREEN BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   CONTINUED


     Analysis of Variance in Net Interest Income Due to Volume and Rates


                                        For the six months ended
                                    June 30, 1997  VS  June 30, 1996

                                   INCREASE / (DECREASE)     TOTAL
                                     DUE TO CHANGE IN       INCREASE/
                                     VOLUME       RATE     (DECREASE)
                                   ---------------------   ----------
     Interest Earned:
     Loans and Leases
       Taxable                      $2,002       $ (370)     $1,632
       Tax-Exempt                     (125)         (29)       (154)
     Investment Securities
       Taxable                         755          283       1,038
       Tax-Exempt                     (213)         (52)       (265)
     Federal Funds Sold &
       Interest-Bearing Deposits       453            8         461
                                    ------       ------      ------
     Changes in Total Interest
     Income                          2,872         (160)      2,712
                                    ------       ------      ------
     Less Interest Expense Incurred:
     Regular Savings, NOW and MMDAs     91           74         165
     Time Deposits                   1,757          168       1,925
     Short-Term Borrowings              20            1          21
     Long Term Debt                     93          (88)          5

     Changes in Total Interest      ------       ------      ------
     Expense                         1,961          155       2,116
                                    ------       ------      ------
     Changes in Net Interest
     Income                         $  911       $ (315)     $  596
                                    =======       ======     ======

                             EVERGREEN BANCORP, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED
                Average Balances Three Months Ended June 30, 1997

                                              Interest     Average
                                  Average      Income/       Yield/
                                  Balance      Expense        Rate
     Assets:                      -------      -------      -------
     Loans
       Taxable                   $642,039      $14,313        8.94%
       Tax Exempt                  12,659          240        7.60%
     Securities
       Taxable                    232,107        3,962        6.85%
       Tax Exempt                   9,405          199        8.49%
     Federal Funds Sold &
       Interest Bearing Deposits   34,683          475        5.49%
                                 --------      -------
     Total Earning Assets         930,893       19,189        8.27%
                                               -------
     Allowance for Loan
       Losses                     (12,866)
     Cash and Due from Banks       23,881
     Other Non-Earning Assets      33,957
                                 --------
          Total Assets           $975,865
                                 ========
     Liabilities and
     Stockholders' Equity:
     Regular Savings, NOW
       and MMDAs                 $348,527        2,431        2.80%
     Time Deposits                405,658        5,664        5.60%
     Short-Term Borrowings          4,918           62        5.06%
     Long Term Debt                25,866          421        6.53%
                                 --------      -------
     Total Interest
       Bearing Liabilities        784,969        8,578        4.38%
                                               -------        -----
     Demand Deposits               91,061
     Other Liabilities             14,182
     Stockholders' Equity          85,653

     Total Liabilities and       --------
       Stockholders' Equity      $975,865
                                 ========
     Net Interest Income (Tax
       Equivalent Basis)                        10,611
     Tax Equivalent Adjustment                    (129)
                                               -------
     Net Interest Income                       $10,482
                                               =======
     Net Interest Rate Spread                                 3.89%
                                                              =====
     Net Interest Margin                                      4.57%
                                                              =====
                                    - 20 -





                             EVERGREEN BANCORP, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED
                Average Balances Three Months Ended June 30, 1996

                                               Interest     Average
                                  Average      Income/       Yield/
                                  Balance      Expense        Rate
     Assets:                      -------      -------      -------
     Loans
       Taxable                   $607,198      $13,723        9.09%
       Tax Exempt                  15,464          301        7.83%
     Securities
       Taxable                    184,847        2,987        6.50%
       Tax Exempt                  12,522          306        9.83%
     Federal Funds Sold &
       Interest Bearing Deposits   13,221          173        5.26%
                                 --------      -------
     Total Earning Assets         833,252       17,490        8.44%
                                               -------
     Allowance for Loan
       Losses                     (12,455)
     Cash and Due from Banks       29,419
     Other Non-Earning Assets      31,075
                                 --------
          Total Assets           $881,291
                                 ========
     Liabilities and
     Stockholders' Equity:
     Regular Savings, NOW
       and MMDAs                 $339,371        2,330        2.76%
     Time Deposits                326,949        4,348        5.35%
     Short-Term Borrowings          3,893           49        5.06%
     Long Term Debt                22,869          389        6.84%
                                 --------      -------
     Total Interest
       Bearing Liabilities        693,082        7,116        4.13%
                                               -------        -----
     Demand Deposits               92,221
     Other Liabilities             12,552
     Stockholders' Equity          83,436

     Total Liabilities and       --------
       Stockholders' Equity      $881,291
                                 ========
     Net Interest Income (Tax
       Equivalent Basis)                        10,374
     Tax Equivalent Adjustment                    (194)
                                               -------
     Net Interest Income                       $10,180
                                               =======
     Net Interest Rate Spread                                 4.31%
                                                              =====
     Net Interest Margin                                      5.01%
                                                              =====
                                    - 21 -





                             EVERGREEN BANCORP, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED
                 Average Balances Six Months Ended June 30, 1997

                                               Interest     Average
                                  Average      Income/       Yield/
                                  Balance      Expense        Rate
     Assets:                      -------      -------      -------
     Loans
       Taxable                   $642,904      $28,757        9.02%
       Tax Exempt                  12,132          454        7.55%
     Securities
       Taxable                    211,889        7,182        6.84%
       Tax Exempt                   8,353          370        8.93%
     Federal Funds Sold &
       Interest Bearing Deposits   31,190          843        5.45
                                 --------      -------
     Total Earning Assets         906,468       37,606        8.37%
                                               -------        -----
     Allowance for Loan
       Losses                     (12,697)
     Cash and Due from Banks       26,840
     Other Non-Earning Assets      33,359
                                 --------
          Total Assets           $953,970
                                 ========
     Liabilities and
     Stockholders' Equity:
     Regular Savings, NOW
       and MMDAs                 $346,680        4,840        2.82%
     Time Deposits                388,003       10,733        5.58%
     Short-Term Borrowings          4,464          113        5.10%
     Long Term Debt                25,925          812        6.32%
                                 --------      -------
     Total Interest
       Bearing Liabilities        765,072       16,498        4.35%
                                               -------        -----
     Demand Deposits               89,917
     Other Liabilities             13,399
     Stockholders' Equity          85,582
     Total Liabilities and       --------
       Stockholders' Equity      $953,970
                                 ========
     Net Interest Income (Tax
       Equivalent Basis)                        21,108
     Tax Equivalent Adjustment                    (245)
                                               -------
     Net Interest Income                       $20,863
                                               =======
     Net Interest Rate Spread                                 4.02%
                                                              =====
     Net Interest Margin                                      4.70%
                                                              =====

                                    - 22 -





                              EVERGREEN BANCORP, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED
                 Average Balances Six Months Ended June 30, 1996

                                               Interest     Average
                                  Average      Income/       Yield/
                                  Balance      Expense        Rate
     Assets:                      -------      -------      -------
     Loans
       Taxable                   $596,829      $27,125        9.14%
       Tax Exempt                  15,398          608        7.94%
     Securities
       Taxable                    188,980        6,144        6.54%
       Tax Exempt                  13,036          635        9.80%
     Federal Funds Sold &
       Interest Bearing Deposits   14,391          382        5.34%
                                 --------      -------
     Total Earning Assets         828,634       34,894        8.47%
                                               -------        -----
     Allowance for Loan
       Losses                     (12,314)
     Cash and Due from Banks       29,532
     Other Non-Earning Assets      31,932
                                 --------
          Total Assets           $877,784
                                 ========
     Liabilities and
     Stockholders' Equity:
     Regular Savings, NOW
       and MMDAs                 $339,614        4,675        2.77%
     Time Deposits                323,583        8,808        5.47%
     Short-Term Borrowings          3,651           92        5.07%
     Long Term Debt                23,067          807        7.04%
                                 --------      -------
     Total Interest
       Bearing Liabilities        689,915       14,382        4.19%
                                               -------        -----
     Demand Deposits               92,309
     Other Liabilities             12,368
     Stockholders' Equity          83,192

     Total Liabilities and       --------
       Stockholders' Equity      $877,784
                                 ========
     Net Interest Income (Tax
       Equivalent Basis)                        20,512
     Tax Equivalent Adjustment                    (399)
                                               -------
     Net Interest Income                       $20,113
                                               =======
     Net Interest Rate Spread                                 4.28%
                                                              =====
     Net Interest Margin                                      4.98%
                                                              =====
                                    - 23 -





     Item 4. Submission of Matters to a Vote of Security Holders.

     The Annual Meeting of Stockholders was held on May 8, 1997 to consider the following matters;

     Stockholders of the Company were asked to consider the Company's nominees for director and to elect directors, each to serve for a term of three years. The Company's nominees for director were all elected by a plurality of the votes presented.

     Stockholders of the Company were asked to approve the Company's amended and restated 1995 Stock Incentive Plan. The amended plan was approved by a plurality of the votes presented.

     Stockholders of the Company were asked to approve amendments to the 1995 Directors Stock Option Plan. The amendments to the plan were approved by a plurality of the votes presented.





































                                    - 24 -





                                  Signatures
                                  ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned duly authorized.



                                   EVERGREEN BANCORP, INC.




      August 11, 1997              /S/George W. Dougan
      ---------------              -----------------------------------
          Date                             George W. Dougan
                                   President & Chief Executive Officer
                                      (Principal Executive Officer)



      August 11, 1997               /S/George L. Fredette
      ---------------               --------------------------------
          Date                             George L. Fredette
                                    Senior Vice President, Treasurer
                                        (Chief Financial Officer)



























                                    - 25 -





Exhibit 11 - Earnings per Share


                            EVERGREEN BANCORP, INC.
                  COMPUTATION OF NET INCOME PER COMMON SHARE
               (Dollars in Thousands, Except Per Share Amounts)


                                             Six Months Ended June 30,
                                        ___________________________________

                                              1997               1996
                                          ____________       ____________

Net Income Per Common Share:
Weighted Average Common Shares
Outstanding                                 9,047,000          9,287,000
                                          ============       ============
Net Income                                    $ 5,354           $  4,898
                                          ============       ============
Net Income per Common Share                   $   .59           $    .53
                                          ============       ============

Net Income Per Common Share - Primary:
Weighted Average Common Shares
Outstanding                                 9,047,000          9,287,000
Common Stock Equivalents - Primary            163,000             52,000
                                          ------------       ------------
Weighted Average Common Shares and
Common Share Equivalents Outstanding        9,210,000          9,339,000
                                          ============       ============
Net Income                                    $ 5,354           $  4,898
                                          ============       ============
Net Income per Common Share                   $   .58           $    .52
                                          ============       ============

Net Income Per Common Share - Fully Diluted:
Weighted Average Common Shares
Outstanding                                 9,047,000          9,287,000
Common Stock Equivalents - Fully Diluted      189,000             84,000
                                          ------------       ------------
Weighted Average Common Shares and
Common Share Equivalents Outstanding        9,236,000          9,371,000
                                          ============       ============
Net Income                                    $ 5,354           $  4,898
                                          ============       ============
Net Income per Common Share                   $   .58           $    .52
                                          ============       ============