Form 10-Q
period 1997-09-30
EVERGREEN BANCORP INC
filed 1997-11-14
CIK 351521

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549



                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarter ended September 30, 1997
                        Commission File Number 0-10275


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


                 237 GLEN STREET, GLENS FALLS, NEW YORK 12801
                 --------------------------------------------
                   (Address of principal executive offices)


     Registrant's telephone number, including area code:    (518) 792-1151
                                                            --------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securi-ties Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
     the past 90 days.   Yes   X     No
                             -----      -----

     Indicate the number of shares outstanding of each Issuer's classes of common stock, as of the latest practicable date:


     Class of Common Stock                   Number of Shares Outstanding
                                                as of October 31, 1997
      -------------------                       ----------------------
      $3.33 1/3 Par Value                              8,938,339











                   EVERGREEN BANCORP, INC. AND SUBSIDIARIES

                                     INDEX

                                                                  Page No.
                                                                  --------

     PART I         FINANCIAL INFORMATION
     ------

     Item 1    Financial Statements (Unaudited):

               Consolidated Statements of Income for the Three
               Months Ended September 30, 1997, and 1996             1-2

               Consolidated Statements of Income for the Nine
               Months Ended September 30, 1997, and 1996             3-4

               Consolidated Statements of Financial Condition
               as of September 30, 1997, and December 31, 1996       5-6

               Consolidated Statements of Cash Flows for the
               Nine Months Ended September 30, 1997 and 1996         7-8

               Notes to Consolidated Interim
               Financial Statements                                  9-10

               Independant Auditors' Review Report                    11

     Item 2    Management's Discussion and Analysis                 12-23

     PART II        OTHER INFORMATION
     -------

     Item 1    Legal Proceedings - None

     Item 2    Changes in Securities - None

     Item 3    Defaults Upon Senior Securities - None

     Item 4    Submission of Matters to a Vote of Security Holders - None

     Item 5    Other Information - None

     Item 6    Exhibits and Reports on Form 8-K















                            EVERGREEN BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                            (Dollars in Thousands)
                            (Except Per Share Data)


                                                           Three Months
                                                        Ended September 30,
                                                          1997      1996
                                                            (Unaudited)
     Interest Income:
       Interest and Fees on Loans                        $14,790   $14,657
       Interest on U.S. Government & Agency Obligations    4,133     2,699
       Interest on State & Municipal Obligations             234       241
       Interest on Other Bonds, Notes, & Debentures          112       111
       Interest on Federal Funds Sold & Bank Deposits        235       179
                                                         -------   -------
     Total Interest Income                                19,504    17,887
                                                         -------   -------
     Interest Expense:
       Interest on Deposits:
         Regular Savings, Interest Checking and Money
           Market Deposit Accounts                         2,390     2,381
         Other Time                                        5,823     4,408
       Interest on Short-Term Borrowings                      79        50
       Interest on Long-Term Debt                            420       383
                                                         -------   -------
          Total Interest Expense                           8,712     7,222
                                                         -------   -------

     Net Interest Income                                  10,792    10,665
     Provision for Loan Losses                               450       360
                                                         -------   -------
     Net Interest Income After Provision for
        Loan Losses                                       10,342    10,305
                                                         -------   -------
     Other Income:
       Trust Department Income                               663       551
       Service Charges on Deposit Accounts                   768       709
       Net Gain on Security Transactions                       -        10
       Other                                                 355       312
                                                         -------   -------
          Total Other Income                               1,786     1,582
                                                         -------   -------

                                                            (Continued)

                            EVERGREEN BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Continued)
                            (Dollars in Thousands)
                            (Except Per Share Data)

                                                            Three Months
                                                         Ended September 30,
                                                           1997      1996
                                                             (Unaudited)
     Other Expense:
       Salaries and Employee Benefits                      4,206     4,360
       Net Occupancy Expense                                 582       481
       Equipment Expense                                     502       448
       Professional Services                                 281       330
       Data Processing                                       585       591
       Supplies and Printing                                 224       205
       Advertising                                           188       195
       Postage                                               156       124
       OREO Writedowns and Expenses, Net                      (8)      (66)
       Other                                               1,102     1,019
                                                         -------   -------
          Total Other Expense                              7,818     7,687
                                                         -------   -------

     Income Before Taxes                                   4,310     4,200
     Applicable Income Taxes                               1,425     1,506
                                                         -------   -------
     Net Income                                          $ 2,885   $ 2,694
                                                         =======   =======
     Earnings Per Common Share:
     Average Shares Outstanding (In Thousands)             8,956     9,199

     Net Income per Share                                $   .32    $  .29




     See accompanying notes to consolidated interim financial statements.

                            EVERGREEN BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                            (Dollars in Thousands)
                            (Except Per Share Data)

                                                             Nine Months
                                                          Ended September 30,
                                                            1997      1996
                                                              (Unaudited)
     Interest Income:
       Interest and Fees on Loans                          $43,872  $42,211
       Interest on U.S. Government & Agency Obligations     10,930    8,385
       Interest on State & Municipal Obligations               657      877
       Interest on Other Bonds, Notes, & Debentures            328      348
       Interest on Federal Funds Sold & Bank Deposits        1,078      561
                                                            ------   ------
          Total Interest Income                             56,865   52,382
                                                            ------   ------
     Interest Expense:
       Interest on Deposits:
         Regular Savings, Interest Checking and Money
           Market Deposit Accounts                           7,230    7,056
         Other Time                                         16,556   13,216
       Interest on Short-Term Borrowings                       192      142
       Interest on Long-Term Debt                            1,232    1,190
                                                            ------   ------
          Total Interest Expense                            25,210   21,604
                                                            ------   ------

     Net Interest Income                                    31,655   30,778
     Provision for Loan Losses                               1,260    1,080
                                                            ------   ------
     Net Interest Income After Provision for Loan Losses    30,395   29,698
                                                            ------   ------

     Other Income:
       Trust Department Income                               1,960    1,754
       Service Charges on Deposit Accounts                   2,104    2,119
       Net Gain/(Loss) on Security Transactions                  9       (7)
       Other                                                 1,076      928
                                                            ------   ------
          Total Other Income                                 5,149    4,794
                                                            ------   ------

                                                              (Continued)

                            EVERGREEN BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Continued)
                            (Dollars in Thousands)
                            (Except Per Share Data)

                                                            Nine Months
                                                        Ended September 30,
                                                           1997     1996
                                                            (Unaudited)


     Other Expenses:
       Salaries and Employee Benefits                     12,268    12,141
       Net Occupancy Expense                               1,754     1,489
       Equipment Expense                                   1,460     1,385
       Professional Services                                 835       867
       Data Processing                                     1,760     1,844
       Supplies and Printing                                 643       622
       Advertising                                           798       615
       Postage                                               438       399
       OREO Writedowns and Expenses, Net                     133       327
       Other                                               3,146     2,976
                                                         -------   -------
          Total Other Expenses                            23,235    22,665
                                                         -------   -------

     Income Before Taxes                                  12,309    11,827
     Applicable Income Taxes                               4,070     4,235
                                                         -------   -------
     Net Income                                          $ 8,239   $ 7,592
                                                         =======   =======
     Earnings Per Common Share:
     Average Shares Outstanding (In Thousands)             9,016     9,257

     Net Income per share                               $    .91   $   .82



     See accompanying notes to consolidated interim financial statements.

                            EVERGREEN BANCORP, INC.
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                            (Dollars in Thousands)

                                                        9/30/97   12/31/96
                                                      (Unaudited)


     Assets:

     Cash and Cash Equivalents:
     Cash and Due From Banks                           $ 23,674    $ 33,430
     Federal Funds Sold                                   8,700      22,700
                                                       --------    --------
             Total Cash and Cash Equivalents             32,374      56,130
                                                       --------    --------
     Securities:
     Securities Available For Sale (Amortized
       cost of $231,926 and $177,099 at 9/30/97
       and 12/31/96, respectively)                      233,323     177,140
     Securities Held to Maturity (fair value
       of $40,323 and $21,016 at 9/30/97
       and 12/31/96, respectively)                       39,300      20,028
                                                       --------    --------
          Total Securities                              272,623     197,168
                                                       --------    --------
     Loans:
       Commercial                                       226,745     225,420
       Mortgage                                         301,742     283,664
       Installment                                      137,228     149,745
       Other                                                347         324
                                                       --------    --------
          Total Loans                                   666,062     659,153
     Less:
       Allowance for Loan Losses                        (12,763)    (12,393)
       Unearned Income on Loans                          (2,093)     (4,265)
                                                       --------    --------
          Loans, net                                    651,206     642,495
                                                       --------    --------

     Bank Premises and Equipment, net                    16,444      15,278
     Other Real Estate Owned                              2,313       1,476
     Other Assets                                        17,674      16,102
                                                       --------    --------
          Total Assets                                 $992,634    $928,649
                                                       ========    ========

                                                            (Continued)

                            EVERGREEN BANCORP, INC.
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (Continued)
                            (Dollars in Thousands)

                                                        9/30/97    12/31/96
                                                      (Unaudited)
     Liabilities:

     Deposits:
       Demand                                          $ 92,699    $ 92,737
       Regular Savings, Interest Checking and Money
          Market Deposit Accounts                       345,847     350,762
       Certificates of Deposit over $100,000            110,498      79,808
       Other Time                                       305,865     277,549
                                                       --------    --------
          Total Deposits                                854,909     800,856
                                                       --------    --------
     Federal Funds Purchased and Other Short
       Term Borrowings                                    6,960       3,846
     Accrued Taxes and Other Liabilities                 17,683      12,270
     Long-Term Debt                                      25,778      26,238
                                                       --------    --------
          Total Liabilities                             905,330     843,210
                                                       --------    --------

     Stockholders' Equity
     Common Stock $3.33 1/3 Par Value:  Authorized-
     20,000,000 Shares; Issued 9,633,966 at September
     30, 1997 and December 31, 1996                      32,113      32,113
     Surplus                                              6,787       6,787
     Undivided Profits                                   57,463      53,149
     Market Over Cost of Securities Available
       For Sale, Net of Deferred Tax                        838          24
     Treasury Stock (697,627 shares at September 30,
     1997 and 514,158 shares at December 31, 1996)       (9,257)     (5,826)
     Common Stock Subscribed by ESOP                       (640)       (808)
                                                       --------    --------
          Total Stockholders' Equity                     87,304      85,439
                                                       --------    --------
          Total Liabilities and Stockholders' Equity   $992,634    $928,649
                                                       ========    ========

     See accompanying notes to consolidated interim financial statements.

                            EVERGREEN BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)

     The Nine Months Ended September 30,                    1997     1996
                                                             (Unaudited)
                                                          -----------------
     Cash Flows from Operating Activities:
     Net Income. . . . . . . . . . . . . . . . . . . .  $   8,239  $  7,592
     Adjustments to Reconcile Net Income to
     Net Cash Provided by Operating Activities:
       Net Change in Unearned Loan Fees. . . . . . . .        108        28
       Net Change in Other Assets and Other Liabilities     4,065     1,077
       (Gain)/Loss on Sale of Securities . . . . . . .         (9)        7
       Increase in Deferred Tax Benefit. . . . . . . .       (766)     (333)
       Gain on Sale/Write-Down of Other Real Estate. .         (7)      (40)
       Loss on Disposition of Assets . . . . . . . . .         12        10
       Depreciation. . . . . . . . . . . . . . . . . .      1,329     1,139
       Provision for Loan Losses . . . . . . . . . . .      1,260     1,080
       Amortization of Premiums & Accretion of
               Discounts on Securities, Net. . . . . .        409       308
                                                           ------    ------

          Net Cash Provided By Operating Activities. .     14,640    10,868
                                                           ------    ------
     Cash Flows From Investing Activities:
     Proceeds From:
       Sales of Securities Available for Sale. . . . .        532     6,737
       Maturities of Securities Available for Sale . .     40,074    43,520
       Maturities of Securities Held to Maturity . . .      2,598     6,684
     Purchases of Securities Available for Sale. . . .    (95,800)  (24,162)
     Purchases of Securities Held to Maturity. . . . .    (21,903)   (4,997)
     Proceeds From Sales of Loans. . . . . . . . . . .      1,107     2,713
     Net Increase in Loans . . . . . . . . . . . . . .    (12,317)  (57,094)
     Change in Check Overdraft Receivables . . . . . .       (207)      361
     Proceeds From Sales of Other Real Estate. . . . .        508     2,844
     Proceeds From Sale of Fixed Assets. . . . . . . .          -       154
     Capital Expenditures. . . . . . . . . . . . . . .     (2,507)     (604)
                                                           ------    ------
          Net Cash Used By
            Investing Activities . . . . . . . . . . .    (87,915)  (23,844)
                                                           ------    ------
     Cash Flows From Financing Activities:
     Net Increase in Deposits. . . . . . . . . . . . .     54,053    36,992
     Net Increase/(Decrease) in Short-Term Borrowings.      3,114       (79)
     Payments on Long Term Debt. . . . . . . . . . . .       (292)     (830)
     Proceeds From Issuance of Common Stock. . . . . .          -       127
     Payments From Sale of Treasury Stock. . . . . . .        697         -

                                                              (Continued)

                            EVERGREEN BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Continued)
                            (Dollars in Thousands)

     The Nine Months Ended September 30,                      1997     1996
                                                               (Unaudited)
                                                            -----------------

     Payments for Purchase of Treasury Stock . . . .        (4,525)  (3,128)
     Dividends Paid. . . . . . . . . . . . . . . . .        (3,528)  (2,789)
                                                            ------   ------
          Net Cash Provided By
            Financing Activities . . . . . . . . . .        49,519   30,293
                                                            ------   ------
     Net (Decrease)/Increase in Cash
        and Cash Equivalents . . . . . . . . . . . .       (23,756)  17,317
     Cash and Cash Equivalents at Beginning of Year.        56,130   43,621
                                                           -------  -------
     Cash and Cash Equivalents at End of Quarter . .      $ 32,374 $ 60,938
                                                           =======  =======
     Supplemental Disclosure of Cash Flows:
     Interest Paid . . . . . . . . . . . . . . . . .      $ 24,802 $ 21,256
     Taxes Paid. . . . . . . . . . . . . . . . . . .           683    4,808

     Supplemental Schedule of Non-Cash  Investing  and  Financing  Activities:
     Certain properties which were foreclosed upon were transferred from loans to other real estate in the amount of $1,397,000 and $312,000 during the nine months ended September 30, 1997 and 1996, respectively.

     The Company borrowed $1,600,000, which was used to subscribe for common stock of the Company in 1990. Payments were made on the ESOP loan in the amount of $168,000 and $159,000 during the nine months ended September 30, 1997 and 1996 respectively.

     As a result of the adoption of Statement of Financial Accounting Standard No. 115, securities available for sale are recorded at fair value. The unrealized gain on these securities was $1,397,000 at September 30, 1997. The adjustment to stockholders' equity for the unrealized gain was $838,000, net of deferred income tax expense of $559,000.

     At September 30, 1996 securities available for sale had an unrealized loss of $294,000. The adjustment to stockholders' equity net of deferred income tax benefit of $117,000, was $177,000.







     See accompanying notes to consolidated interim financial statements.

                            EVERGREEN BANCORP, INC.
              NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                  (Unaudited)


     1. Financial Statement Presentation
        --------------------------------
     The accompanying consolidated financial statements consist of Evergreen Bancorp, Inc. ("the Company") and the financial statements of its wholly owned subsidiary, Evergreen Bank, N.A. The unaudited consolidated interim financial statements have been prepared according to the rules of the Securities and Exchange Commission. In the opinion of the Company, the accompanying unaudited consolidated interim financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1997, the results of operations for the three and nine months ended September 30, 1997 and 1996 and cash flows for the nine months ended September 30, 1997 and 1996. All adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations applicable to interim financial statements.

     The accompanying interim consolidated financial statements should be read in conjunction with the Evergreen Bancorp, Inc. consolidated year-end financial statements, including notes thereto, which are included in the Evergreen Bancorp, Inc. 1996 Annual Report and Form 10-K.

     2. Earnings Per Share
        ------------------

     Earnings per share is calculated as net income divided by average shares outstanding. Average shares outstanding for September 30, 1997, and 1996, takes into consideration a reduction to issued shares by Treasury Stock held, weighted by the number of days in the quarter such stock is held.

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

     Basic EPS excludes dilution (such as the effect of the Company's out-standing stock options) and is computed by dividing income available to common stockholders by the weighted-average number of common shares out-standing for the period. Diluted EPS reflects the potential dilution that

                            EVERGREEN BANCORP, INC.
              NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                  (Continued)

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

                         Independent Auditors' Review Report

     The Board of Directors and Stockholders
     Evergreen Bancorp, Inc.:

     We have reviewed the consolidated statement of financial condition of Evergreen Bancorp, Inc. and subsidiaries as of September 30, 1997 and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 1997 and 1996, and the consolidated statements of cash flows for the nine-month periods ended September 30, 1997 and 1996. These consolidated financial statements are the responsi-bility of the Company's management.

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


     /s/ KPMG PEAT MARWICK LLP
     Albany, New York
     November 10, 1997

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

     When used in this quarterly Report on Form 10-Q, the words or phrases "will likely result," "are expected to," "will continue," "is anticip-ated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including, changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, that could cause actual results to differ mater-ially from historical earnings and those presently anticipated or proj-ected. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

     The Company does not undertake, and specifically disclaims, any obliga-tion to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such events or to reflect the occurance of anticipated or unanticipated events.

     SUMMARY OF RESULTS OF OPERATIONS
     --------------------------------
     Net income for the three months ended September 30, 1996, was $2,885,000 or $.32 per share, compared to $2,694,000 or $.29 per share in 1996's third quarter. For the nine month period, net income was $8,239,000, or $.91 per share, compared to $7,592,000, or $.82 per share, in 1996. Income for the third quarter was primarily affected by increased non-interest income and a lower effective tax rate. On a year to date basis increased net interest income has also enhanced results as compared to the prior year.

     In 1997, the annualized return on average assets for the nine months was 1.14%, compared to 1.15% for the first nine months last year. The annual-ized return on average stockholders' equity, including the effect of FASB 115 "Accounting for Certain Investments in Debt and Equity Securities", for the first nine months of 1997 was 12.8%, compared to 12.1% for the same period in 1996. The increase in the return on average stockholders' equity is due primarily to the increased level of net income.

                            EVERGREEN BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)

     NET INTEREST INCOME
     -------------------
     Net interest income for the three months ended September 30, 1997 was $10,792,000, compared to $10,665,000 for the same period of 1996. This represents an increase of $127,000 or 1.2%. The first nine months of 1997 reflects net interest income of $31,655,000, an increase of 2.8% as compared to $30,778,000 for the same period last year. The increase in net interest income in 1997's third quarter is attributed to an increase in average earning assets, which offset the effects of a lower net interest margin.

     On a taxable equivalent basis, net interest income was $10,935,000 for the quarter ended September 30, 1997 as compared to $10,821,000 for the quarter ended September 30, 1996. This represents an increase of $114,000 or 1.1%. For the first nine months of 1997 taxable equivalent net interest income increased 2.3% to $32,043,000 from the level reported for the nine months ended September 30, 1996. The increase in net interest income on a taxable equivalent basis resulted primarily from an increase in the volume of average earning assets. Average earning assets increased $85,618,000, or 10.3%, in comparison to the same period in 1996. Loans increased $35.3 million, securities increased $38.1 million and Fed Funds sold increased $12.3 million on average. The income increase due to volume was partially offset by a lower net interest margin. At 4.67% the margin for the first nine months of 1997 was 36 basis points lower than the same period of the prior year. The decrease in the margin is due primarily to promotions for time deposits at the Company's new branches leading to somewhat higher rates on deposits, and slightly lower yielding retail loans.

     The increase in average earning assets was funded by an increase average interest bearing liabilities of $80.8 million. Average interest bearing liability increases were concentrated in time deposits, which increased $71.1 million.

     ALLOWANCE FOR LOAN LOSSES
     -------------------------
     The Company's allowance for loan losses at September 30, 1997, has in-creased $370,000 to $12,763,000 from the December 31, 1996 balance. As a percent of total loans, net of unearned income, the allowance was approx-imately 1.9% at September 30, 1997. The allowance represents 215.2% of total non-performing loans at quarter end. The provision for loan losses for the quarter ended September 30, 1997 was $450,000 compared to $360,000 for the same period in 1996. For the nine months ended June 30, 1997 the provision totaled $1,260,000, compared to $1,080,000 a year earlier. The increased provision, from year earlier levels, reflects the significant loan growth incurred over the last year.

                            EVERGREEN BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)

     The allowance for loan losses represents amounts available for future credit losses and reflects management's ongoing detailed review of certain individual credits, as well as analysis of the historic net charge off experience of the loan portfolio, an evaluation of current and anticipated economic conditions, peer group statistics and other pertinent factors.

     Loans (or portions thereof) deemed uncollectible are charged against the allowance while recoveries of amounts previously charged off are added to the allowance. Provisions for loan losses charged to earnings are added to the allowance. Amounts are charged off once the probability of loss has been determined, with consideration given to factors such as the customer's financial condition, underlying collateral and guarantees, and general and industry economic conditions.

     The following table presents information concerning nonperforming loans and other real estate.
                                              9/30/97       12/31/96
                                              -------       --------
                                              (Dollars In Thousands)

               Non-Accrual                   $  5,009       $  3,792
               Past Due 90 Days                   793          1,414
               Restructured                       129            133
                                             --------       --------
                 Total Non-Performing
                    Loans                    $  5,931       $  5,339
                                             ========       ========

                 Other Real Estate           $  2,313       $  1,476

     Non-accrual loans increased $1,217,000 from December 1996 levels, the increase in the balance is due primarily to one loan, secured by real estate, carried at a balance of approximately $800,000.

     The majority of the Company's non-performing loans consist of commercial and commercial real estate loans. There is no distinct concentration as to type of borrower within these classifications.

     OTHER INCOME AND EXPENSE
     ------------------------
     Other income for the nine months ended September 30, 1997, is $5,149,000, $355,000 more than the $4,794,000 recorded in the same period last year. Increases in other income included an increase in Trust Department income of $206,000 versus prior year levels and an increase in other income of $148,000. Other income for the third quarter of 1997 was $1,786,000 up 12.9% from $1,582,000 in the third quarter of 1996.

                            EVERGREEN BANCORP, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)

     Other expense for the quarter ended September 30, 1997 was $7,818,000, compared to $7,687,000 for the same quarter last year, an increase of $131,000 or 1.7%. Salaries and employee benefits expense, the largest component of other operating expense, decreased $154,000 to $4,206,000 for the three months ended September 30, 1997, from $4,360,000 during the same period of 1996. The principal cause of the decrease was reduced employee benefits expense, which offset increases in salaries associated with the opening of three new branches since December of 1996.

     Net occupancy expense of $582,000 increased $101,000 from $481,000 during the third quarter of 1996. Equipment expense increased $54,000 to $502,000 from $448,000 in the third quarter of the prior year. On a year to date basis occupancy expense and equipment expense have increased $265,000 and $75,000, respectively, from prior year levels. This increase is due primarily to the branch expansion.

     INCOME TAX EXPENSE
     ------------------
     Income tax expense for the three months ended September 30, 1997, was $1,425,000 as compared to $1,506,000 for the three months ended September 30, 1996. For the nine months ended September 30, 1997, income tax expense was $4,070,000 compared to $4,235,000 in 1996. The effective tax rate for the periods ended September 30, 1997 and 1996 were 33.1% and 35.8%, respectively. The decrease in the effective tax rate is attribut-able to somewhat lower State income taxes.

     CAPITAL AND LIQUIDITY
     ---------------------
     At September 30, 1997, stockholders' equity was $87,304,000 as compared to $85,439,000 at December 31, 1996, an increase of $1,865,000 or 2.2%.
     The increase in stockholders' equity is a result of the retention of earnings of $4,711,000, treasury stock sales of $697,000, a reduction of the ESOP balance of $168,000 and a change in the valuation of securities available for sale, net of deferred tax expense, of $814,000. These were offset by treasury share purchases of $4,525,000.

     On July 18, 1996 the Company indicated its intent to repurchase up to 4% of issued shares or approximately 386,000 shares, at market prices. From time to time, and throughout the third quarter of 1997, the Company purchased 385,500 shares at an aggregate cost of $6,168,000, effectively completing the July 1996 program.

     On October 16, 1997 the Company announced a new repurchase program, auth-rizing purchases of an additional 5% of issued shares or approximately 482,000 shares, at market prices. The funding for this program is not anticipated to materially affect the liquidity or capital position of either the Company or the Bank.

                            EVERGREEN BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)

     The following table sets forth the Company's risk based capital ratios as of September 30, 1997 and the regulatory guidelines for well capitalized institutions.

                                     Evergreen           Well Capitalized
          Risk-Based               Bancorp, Inc.             Regulatory
            Ratios                 Sept. 30, 1997            Guidelines
          ----------               --------------        ----------------

          Leverage Ratio                8.7 %                  5.0 %

          Tier 1                       13.6 %                  6.0 %

          Total Capital                14.9 %                 10.0 %

     Average federal funds sold for the nine months ended September 30, 1997 were $26,338,000, as compared to $14,058,000 for the nine months ended September 30, 1996. Net cash provided by operating activities was $14,640,000 for the nine months ended September 30, 1997 as compared to net cash provided of $10,868,000 for the nine months ended September 30, 1996. Largely due to increases in securities balances, net cash used by investing activities was $87,915,000 for the nine months ended September 30, 1997 as compared to net cash used of $23,844,000 for the same period last year. Net cash provided by financing activities was $49,519,000 for the nine months of 1997 as compared to cash provided of $30,293,000 for the nine months of 1996. The increase in cash provided by financing act-ivities resulted from a $17,061,000 net increase in cash inflows from deposit accounts. The level of cash and cash equivalents was $32,374,000 at September 30, 1997 as compared to $60,938,000 at September 30, 1996.

     Evergreen Bank, N.A. is the principal source of funds to the Company and, if it cannot pay dividends to the Company, the Company will be unable to pay dividends to its shareholders.

     CAPITAL EXPENDITURES AND COMMITMENTS
     ------------------------------------
     Like other Financial Institutions, the Company expects to incur substan-tial costs in the next two years to assure that it's computer operating systems are Year 2000 compliant. Being "Year 2000 Compliant" means generally, assuring that two digit "year" fields, in all computer application programs, are replaced by four digit "year" fields. The Company has developed a comprehensive plan, involving senior management and outside vendors, designed to ensure that the Company is Year 2000 compliant by December 1998.

     As part of the Year 2000 compliance program, management has determined that the Company should convert computer systems and change item pro-cessing vendors during 1998. The new systems will enhance the Company's

                            EVERGREEN BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)


     computer and item processing capabilities and will provide for a base operating system that is Year 2000 compliant. Capitalized costs resulting from the conversions are expected to approximate $900,000. In addition, one time expenses related to the coversions are estimated to be $350,000 in 1998. These preliminary cost estimates will change as the Company enters into contracts with vendors and as assessments of the project are modified.


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

                             EVERGREEN BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)
                              (Dollars in Thousands)

     Analysis of Variance in Net Interest Income Due to Volume and Rates


                                        For the three months ended
                                 September 30, 1997  VS  September 30, 1996

                                     Increase / (Decrease)      Total
                                       Due to Change in        Increase/
                                       Volume       Rate      (Decrease)
                                     ---------------------    ----------
     Interest Earned:
     Loans
       Taxable                       $   548      $  (393)     $   155
       Tax-Exempt                        (56)          25          (31)
     Investment Securities
       Taxable                         1,306          101        1,407
       Tax-Exempt                         39          (22)          17
     Federal Funds Sold &
     Interest-Bearing Deposits            48            8           56
                                      ------       ------       ------
     Changes in Total Interest
     Income                            1,885         (281)       1,604
                                      ------       ------       ------
     Less Interest Expense Incurred:
     Regular Savings, Interest
       Checking and MMDAs                 16           (7)           9
     Time Deposits                     1,198          217        1,415
     Short-Term Borrowings                33           (4)          29
     Long Term Debt                       55          (18)          37

     Changes in Total Interest        ------       ------       ------
     Expense                           1,302          188        1,490
                                      ------       ------       ------
     Changes in Net Interest
     Income                          $   583      $  (469)     $   114
                                      ======       ======       ======

                             EVERGREEN BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)
                              (Dollars in Thousands)

     Analysis of Variance in Net Interest Income Due to Volume and Rates


                                        For the nine months ended
                                 September 30, 1997  VS  September 30, 1996

                                    Increase / (Decrease)       Total
                                      Due to Change in         Increase/
                                      Volume      Rate        (Decrease)
                                   ----------------------     ----------
     Interest Earned:
     Loans and Leases
          Taxable                    $ 2,562     $  (775)      $ 1,787
          Tax-Exempt                    (182)         (3)         (185)
     Investment Securities
          Taxable                      2,057         388         2,445
          Tax-Exempt                    (170)        (78)         (248)
     Federal Funds Sold &
     Interest-Bearing Deposits           502          15           517
                                      ------      ------        ------
     Changes in Total Interest
     Income                            4,769        (453)        4,316
                                      ------      ------        ------
     Less Interest Expense Incurred:
     Regular Savings, Interest
       Checking and MMDAs                106          68           174
     Time Deposits                     2,956         384         3,340
     Short-Term Borrowings                53          (3)           50
     Long Term Debt                      148        (106)           42
                                      ------      ------        ------
     Changes in Total Interest
     Expense                           3,263         343         3,606
                                      ------      ------        ------
     Changes in Net Interest
     Income                          $ 1,506     $  (796)      $   710
                                      ======      ======        ======

                            EVERGREEN BANCORP, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS - Continued
        Average Balances For The Three Months Ended September 30, 1997
                            (Dollars in Thousands)

                                                Interest      Average
                                  Average        Income/       Yield/
                                  Balance        Expense        Rate
     Assets:                      -------        -------      -------
     Loans
       Taxable                   $649,007        $14,602        8.93%
       Tax Exempt                  13,025            266        8.10%
     Securities
       Taxable                    250,189          4,318        6.85%
       Tax Exempt                  10,747            226        8.34%
     Federal Funds Sold &
       Interest Bearing Deposits   16,790            235        5.55%
                                 --------        -------
     Total Earning Assets         939,758         19,647        8.29%
                                                 -------        -----
     Allowance for Loan
       Losses                     (12,801)
     Cash and Due from Banks       23,958
     Other Non-Earning Assets      35,488
                                 --------
          Total Assets           $986,403
                                 ========
     Liabilities and
     Stockholders' Equity:
     Regular Savings, Interest
       Checking and MMDAs        $343,508          2,390        2.76%
     Time Deposits                410,132          5,823        5.63%
     Short-Term Borrowings          6,369             79        4.92%
     Long Term Debt                25,800            420        6.46%
                                 --------        -------
     Total Interest
       Bearing Liabilities        785,809          8,712        4.40%
                                                 -------        -----
     Demand Deposits               98,595
     Other Liabilities             15,800
     Stockholders' Equity          86,199
     Total Liabilities and       --------
       Stockholders' Equity      $986,403
                                 ========
     Net Interest Income (Tax
       Equivalent Basis)                          10,935
     Tax Equivalent Adjustment                      (143)
                                                 -------
     Net Interest Income                         $10,792
                                                 =======
     Net Interest Rate Spread                                   3.89%
                                                                =====
     Net Interest Margin                                        4.62%
                                                                =====
                                        20





                            EVERGREEN BANCORP, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS - Continued
         Average Balances For The Three Months Ended September 30, 1996
                            (Dollars in Thousands)

                                             Interest     Average
                                Average      Income/       Yield/
                                Balance      Expense        Rate
     Assets:                    -------      -------      -------
     Loans
       Taxable                   $625,871        $14,447        9.18%
       Tax Exempt                  15,876            297        7.44%
     Securities
       Taxable                    174,732          2,911        6.63%
       Tax Exempt                   8,985            209        9.25%
     Federal Funds Sold &
       Interest Bearing Deposits   13,401            179        5.31%
                                 --------        -------
     Total Earning Assets         838,865         18,043        8.56%
                                                 -------        -----
     Allowance for Loan
       Losses                     (12,783)
     Cash and Due from Banks       30,011
     Other Non-Earning Assets      30,420
                                 --------
          Total Assets           $886,513
                                 ========
     Liabilities and
     Stockholders' Equity:
     Regular Savings, Interest
       Checking and MMDAs        $341,791          2,381        2.77%
     Time Deposits                325,913          4,408        5.38%
     Short-Term Borrowings          3,762             50        5.29%
     Long Term Debt                22,508            383        6.77%
                                 --------        -------
     Total Interest
       Bearing Liabilities        693,974          7,222        4.14%
                                                 -------        -----
     Demand Deposits               96,778
     Other Liabilities             11,304
     Stockholders' Equity          84,457
     Total Liabilities and       --------
       Stockholders' Equity      $886,513
                                 ========
     Net Interest Income (Tax
       Equivalent Basis)                          10,821
     Tax Equivalent Adjustment                      (156)
                                                 -------
     Net Interest Income                         $10,665
                                                 =======
     Net Interest Rate Spread                                   4.42%
                                                                =====
     Net Interest Margin                                        5.13%
                                                                =====
                                        21





                            EVERGREEN BANCORP, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS - Continued
         Average Balances For The Nine Months Ended September 30, 1997
                            (Dollars in Thousands)

                                               Interest     Average
                                  Average      Income/       Yield/
                                  Balance      Expense        Rate
     Assets:                      -------      -------      -------
     Loans
       Taxable                   $644,960      $43,359        8.99%
       Tax Exempt                  12,433          720        7.74%
     Securities
       Taxable                    224,796       11,500        6.84%
       Tax Exempt                   9,160          596        8.70%
     Federal Funds Sold &
       Interest Bearing Deposits   26,338        1,078        5.47%
                                 --------      -------
     Total Earning Assets         917,687       57,253        8.34%
                                               -------        -----
     Allowance for Loan
       Losses                     (12,732)
     Cash and Due from Banks       25,869
     Other Non-Earning Assets      34,075
                                 --------
          Total Assets           $964,899
                                 ========
     Liabilities and
     Stockholders' Equity:
     Regular Savings, Interest
       Checking and MMDAs        $345,611        7,230        2.80%
     Time Deposits                395,461       16,556        5.60%
     Short-Term Borrowings          5,105          192        5.03%
     Long Term Debt                25,883        1,232        6.36%
                                 --------      -------
     Total Interest
       Bearing Liabilities        772,060       25,210        4.37%
                                               -------        -----
     Demand Deposits               92,841
     Other Liabilities             14,209
     Stockholders' Equity          85,789
     Total Liabilities and       --------
       Stockholders' Equity      $964,899
                                 ========
     Net Interest Income (Tax
       Equivalent Basis)                        32,043
     Tax Equivalent Adjustment                    (388)
                                               -------
     Net Interest Income                       $31,655
                                               =======
     Net Interest Rate Spread                                 3.97%
                                                              =====
     Net Interest Margin                                      4.67%
                                                              =====
                                        22





                            EVERGREEN BANCORP, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS - Continued
         Average Balances For The Nine Months Ended September 30, 1996
                            (Dollars in Thousands)

                                               Interest     Average
                                  Average      Income/       Yield/
                                  Balance      Expense        Rate
     Assets:                      -------      -------      -------
     Loans
       Taxable                   $606,580      $41,572        9.15%
       Tax Exempt                  15,559          905        7.77%
     Securities
       Taxable                    184,196        9,055        6.57%
       Tax Exempt                  11,676          844        9.66%
     Federal Funds Sold &
       Interest Bearing Deposits   14,058          561        5.33%
                                 --------      -------
     Total Earning Assets         832,069       52,937        8.50%
                                               -------        -----
     Allowance for Loan
       Losses                     (12,471)
     Cash and Due from Banks       29,692
     Other Non-Earning Assets      31,425
                                 --------
          Total Assets           $880,715
                                 ========
     Liabilities and
     Stockholders' Equity:
     Regular Savings, Interest
       Checking and MMDAs        $340,345        7,056        2.77%
     Time Deposits                324,365       13,216        5.44%
     Short-Term Borrowings          3,689          142        5.14%
     Long Term Debt                22,879        1,190        6.95%
                                 --------      -------
     Total Interest
       Bearing Liabilities        691,278       21,604        4.17%
                                               -------        -----
     Demand Deposits               93,810
     Other Liabilities             12,011
     Stockholders' Equity          83,616
     Total Liabilities and       --------
       Stockholders' Equity      $880,715
                                 ========
     Net Interest Income (Tax
       Equivalent Basis)                        31,333
     Tax Equivalent Adjustment                    (555)
                                               -------
     Net Interest Income                       $30,778
                                               =======
     Net Interest Rate Spread                                 4.33%
                                                              =====
     Net Interest Margin                                      5.03%
                                                              =====
                                     23





     Part II. Other Information

     Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits

             (3) Certificate  of  Incorporation  (incorporated by reference to
                 Registrants' Registration Statement on Form S-8, Registration No. 333-36303, Dated September 24, 1997).

            (10) Evergreen  Bancorp,  Inc. Amended  and  restated  1995  Stock
                 Incentive Plan (incorporated by reference to Registrants' Registration Statement on Form S-8, Registration No. 333-36303, Dated September 24, 1997).

            (11) Earnings Per Share

            (27) Financial Data Schedule

         (b) Reports on 8-K

             None
































                                        24





                                  Signatures
                                  ----------

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned duly authorized.



                                   EVERGREEN BANCORP, INC.




      November 13, 1997                   /s/ George W. Dougan
      -----------------                   --------------------
           Date                             George W. Dougan
                                   President & Chief Executive Officer
                                     (Principal Executive Officer)



      November 13, 1997                  /s/ George L. Fredette
      -----------------                  ----------------------
           Date                            George L. Fredette
                                    Senior Vice President, Treasurer
                                        (Chief Financial Officer)



























                                        25





     Exhibit 11 - Earnings Per Share


                           EVERGREEN BANCORP, INC.
                 COMPUTATION OF NET INCOME PER COMMON SHARE
              (Dollars in Thousands, Except Per Share Amount)


                                             Nine Months Ended September 30,
                                           ___________________________________

                                                  1997            1996
                                              ____________    ____________

Net Income Per Common Share:
Weighted Average Common Shares
Outstanding                                     9,016,000       9,257,000
                                               ==========      ==========
Net Income                                        $ 8,239         $ 7,592
                                               ==========      ==========
Net Income Per Common Share                       $   .91         $   .82
                                               ==========      ==========

Net Income Per Common Share - Primary:
Weighted Average Common Shares
Outstanding                                     9,016,000       9,257,000
Common Stock Equivalents - Primary                161,000         124,000
                                               ----------      ----------
Weighted Average Common Shares and
Common Share Equivalents Outstanding            9,177,000       9,381,000
                                               ==========      ==========
Net Income                                        $ 8,239         $ 7,592
                                               ==========      ==========
Net Income Per Common Share                       $   .90         $   .81
                                               ==========      ==========

Net Income Per Common Share - Fully Diluted:
Weighted Average Common Shares
Outstanding                                     9,016,000       9,257,000
Common Stock Equivalents - Fully Diluted          230,000         175,000
                                               ----------      ----------
Weighted Average Common Shares and
Common Share Equivalents Outstanding            9,246,000       9,432,000
                                               ==========      ==========
Net Income                                        $ 8,239         $ 7,592
                                               ==========      ==========
Net Income Per Common Share                       $   .89         $   .80
                                               ==========      ==========