Form 10-K
period 1997-12-31
EVERGREEN BANCORP INC
filed 1998-03-31
CIK 351521

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549
                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 1997    Commission File No.: 0-10275

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

Title of each class                        Name of exchange on which registered
       NONE                                                     NONE

            Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, $ 3.33 1/3 Par Value
                              (Title of Class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X          No

The aggregate market value of the Registrant's common stock (based upon the average of the bid and asked prices on February 27, 1998) held by non-affiliates was approximately $185.4 million, excluding 1,185,000 shares held by affiliates of the registrant. The number of shares of Registrant's Common Stock outstanding on February 27, 1998 was 8,909,353.

                  DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1997(Parts I, II and IV).

(2)      Portions of the Registrant's Proxy Statement for its 1998
         Annual Meeting of Stockholders to be filed within 120 days of the Registrant's fiscal year-end (Part III).

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

      The Registrant conducts substantially all of its business through its sole banking subsidiary, Evergreen Bank, N.A. (the "Bank"). Its predecessor bank, The First National Bank of Glens Falls, was originally organized as a state-chartered bank in New York State in 1853, and was converted to a national bank in 1865. Today, the Bank is regulated by the Office of the Comptroller of the Currency ("OCC"). The deposits of Evergreen Bank are insured by the Federal Deposit Insurance Corporation ("FDIC") to the extent permitted by law. See "Supervision and Regulation." The Bank's principal offices are in Glens Falls, New York, and it has 25 banking offices in 8 counties of upstate New York. At December
31, 1997 Evergreen Bank had total assets of approximately $1,002 million, total deposits of approximately $857 million, and total stockholders' equity of approximately $83 million.

      Evergreen and its principal bank subsidiary derive substantially all of their revenue and income from the furnishing of bank and bank-related services. Evergreen functions primarily as the holder of stock of its subsidiaries and assists the management of its subsidiaries as appropriate.

      The Bank conducts a general commercial banking and trust business at 27 locations in upstate New York, concentrated in three principal regions generally known as Glens Falls, Plattsburgh and Albany. Through the Bank, Evergreen provides a variety of banking services to individuals, partnerships, corporations, municipalities and government entities in New York State. Such banking services include: accepting deposits, making loans; checking and interest checking accounts; business, agricultural, real estate, home improvement, automobile and other personal loans;
letters of credit; home equity lines of credit; safe deposit boxes;
wire transfer facilities; and access to automated teller machines.

      The Bank operates as a typical community banking institution, and does not currently engage in any specialized finance or capital market activities, or hold any credit card assets, although management currently expects the Bank to re-enter the credit card business in the near future. In 1996, the Bank formed a new wholly owned subsidiary as a real estate investment trust to hold certain residential and commercial loans, which are serviced and otherwise managed by the Bank.

      The Bank engages in various finance functions for municipalities and governmental entities located within its geographic markets. Municipal deposits comprise a larger proportion of total deposits than most banks in its peer group, consequently the municipal business is relatively significant to the Bank.

Evergreen is a legal entity separate and distinct from its subsidiaries. The right of Evergreen to participate in any distribution of the assets or earnings of any subsidiary is subject to the prior claims of creditors of the subsidiary, except to the extent that claims, if any, of Evergreen itself as a creditor may be recognized. See "Supervision and Regulation
- Payment of Dividends".

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

      Mergers among financial institutions have added competitive pressure. Competition is expected to intensify as a consequence of interstate banking laws now in effect in the majority of states which permit banking organizations to expand geographically. Further, the Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 has generally removed the remaining restrictions on interstate acquisitions of banks and bank holding companies.

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

      An institution's CRA rating is taken into account by its regulator in considering various types of applications. In addition, an institution receiving a rating of "substantial noncompliance" is subject to civil money penalties or a cease and desist order under Section 8 of the Federal Deposit Insurance Act (the "FDIA"). CRA remains a critical component of the regulatory examination process. CRA examination results and related concerns have been cited as a reason to reject and or modify branching and merger applications by various federal and state banking agencies.

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

      At December 31, 1997, under dividend restrictions imposed under federal and state laws, the Bank, without obtaining governmental approvals, could declare aggregate dividends to the Registrant of approximately
$3.1 million, provided that the Bank would then be in compliance with one or more minimum capital requirements. Moreover, federal bank regulatory authorities also have the general authority to limit the dividends paid by insured banks if such payments may be deemed to constitute an unsafe and sound practice.

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

      As to the holding company, the Registrant, the minimum guideline for the ratio of total capital ("Total Capital") to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8.0%. At least half of the Total Capital must be composed of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. At December 31, 1997, the Registrant's consolidated Tier 1 Capital and Total Capital ratios were 13.5% and 14.8%, respectively.

      In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets (the "leverage ratio"), of 3.0% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a leverage ratio of at least 3.0% plus an additional cushion of 100 to 200 basis points. The Registrant's leverage ratio at December 31, 1997 was 8.6%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a banking institutions "tangible Tier 1 Capital leverage ratio" (deducting all intangibles) and other indications of capital strength in evaluating proposals for expansion or new activities.

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

      At December 31, 1997, Evergreen Bank had the requisite capital levels to qualify as well capitalized.

      Brokered Deposits. The FDIC has adopted regulations governing the receipt of brokered deposits. Under the regulations, a depository institution cannot accept, rollover, or renew brokered deposits unless
(i) it is well capitalized or (ii) it is adequately capitalized and receives a waiver from the FDIC. A depository institution that cannot receive brokered deposits also cannot offer "pass-through" insurance on certain employee benefit accounts. Whether or not it has obtained such a waiver, an adequately capitalized depository institution may not pay an interest rate on any deposits in excess of 75 basis points over certain prevailing market rates specified by regulation. There are no such restrictions on a depository institution that is well capitalized. Since Evergreen Bank had the requisite capital levels to qualify as well capitalized as of December 31, 1997, the Registrant believes the brokered deposits regulation has had no material effect on the funding or liquidity of Evergreen Bank.

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

      As of May 31, 1995 the FDIC was able to determine that the Bank Insurance Fund ("BIF") obtained the desired reserve ratio (i.e., ratio of reserves to insured deposits) of 1.25%. As a result, FDIC insurance premiums were reduced to the point where Evergreen was required to pay no FDIC insurance. On September 30 1997, legislation was passed recapitalizing the Savings Association Insurance Fund. Included in that legislation were provisions requiring members of the BIF to assist in the repayment of FICO bonds. The cost to Evergreen mandated by this legislation was $102,000 in 1997.

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

                                 EMPLOYEES

      As of year-end 1997, Evergreen and its affiliates had a total of 391 employees on a full time equivalent basis. Evergreen considers its employee relations to be good.

                             FOREIGN OPERATIONS

      Neither Evergreen nor The Bank engages in material operations in foreign countries or have any outstanding loans to foreign investors. The subsidiary bank maintains immaterial Canadian and other foreign bank accounts and currency levels for use in the ordinary course of business.

                    STATISTICAL INFORMATION AND ANALYSIS

      The material under the heading "Financial Review" in the 1997
Annual Report is incorporated herein by reference as a presentation and discussion of statistical data relating to Evergreen. The information with respect to such tables should not be construed to imply any conclusions on the part of the management of Evergreen that the results, causes, or trends indicated therein will continue in the future. The nature and effects of governmental monetary policy, supervision and regulation, future legislation, inflation and other economic conditions and many other factors which affect interest rates, investments, loans, deposits and other aspects of Evergreen's operations are extremely complex and thus historical operations, earnings, assets, and liabilities are not necessarily indicative of future performance. See "Government Monetary Policy".

      STATISTICAL DISCLOSURE REQUIRED BY BANK HOLDING COMPANIES

I.        Distribution of Assets, Liabilities and Stockholders' Equity;
          Interest rates and Interest Differential

          The information set forth on pages 15 through 17 of Registrant's 1997 Annual Report is incorporated herein by reference.

II.       Investment Portfolio

          The information set forth on page 20 of Registrant's 1997 Annual Report is incorporated herein by reference.

III.      Loan Portfolio

          The information set forth on pages 21 Registrant's 1997 Annual Report is incorporated herein by reference.

          Non-Performing Loans

          The information set forth on page 21 through 22 of Registrant's 1997 Annual Report is incorporated herein by reference.

IV.       Summary of Loan Loss Experiences

          The information set forth on page 18 of Registrant's 1997 Annual Report is incorporated herein by reference.

V.        Deposits

          The information set forth on page 24 through 26 of Registrant's 1997 Annual Report is incorporated herein by reference.

VI.       Return on Equity and Assets

          The information set forth on page 13 of Registrant's 1997 Annual Report is incorporated herein by reference.

ITEM 2.   Properties

                            Registrant

      The Registrant has six physical properties, all of which are leased to The Bank and independent third parties at market rates. Real estate holdings, and the income generated from them, represent an insignificant portion of the Registrant's business. The office facilities of the Registrant are located at 237 Glen Street, Glens Falls, New York in a building owned by Evergreen Bank, N.A.

                        Evergreen Bank, N.A.

      Evergreen Bank, N.A.'s main offices are also at 237 Glen Street, Glens Falls, New York. The Bank owns in fee the buildings where 20 of the Bank's offices are located. In addition to the facilities leased from the Registrant, five offices are leased from third parties at the current rate of $15,906 per month through June 30, 2001.

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

      There were no matters submitted to security holders during the fourth quarter of 1997.

Identification of Executive Officers
(pursuant to General Instruction G of Form 10-K)

Executive Officers of the Registrant

The following table sets forth certain information with respect to the executive officers of Registrant:


                               Officers with                     Executive
Name                    Age    Registrant or Bank Subsidiary     Officer Since

George W. Dougan        58     President and Chief               1994
                               Executive Officer

Paul A. Cardinal        41     Executive Vice President          1995
                               and General Counsel

Thomas C. Crowley       51     Executive Vice President          1994
                               Chief Credit Officer

Anthony J. Koenig       59     Executive Vice President          1986
                               and Chief Administrative
                               Officer

George L. Fredette      38     Executive Vice President          1995
                               Chief Financial Officer

Daniel J. Burke         45     Senior Vice President             1997
                               Retail Banking (Evergreen
                               Bank, N.A.)

Kenneth J. Cartledge    53     Senior Vice President             1995
                               Asset Quality (Evergreen
                               Bank, N.A.)

John M. Fullerton       48     Executive Vice President          1988
                               of Trust and Investment
                               (Evergreen Bank, N.A.)

      None of the individuals named in the above table as an officer of Registrant was selected to his/her position pursuant to any arrangement or understanding with any other person, nor are there any family relationships between them. Each of the above officers, except as noted below, has held the same or another executive position with the Registrant or the Bank for the past five years.

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

      George L. Fredette was elected Executive Vice President and Chief Financial Officer of Evergreen and the Bank, in December 1997. Prior thereto he was Senior Vice President, Finance of Evergreen and the Bank. Prior to joining Evergreen in 1993 he was Vice President and Chief Financial Officer of Schenectady Federal Savings and Loan Association.

      Daniel J. Burke was elected Senior Vice President,
Retail Banking of Evergreen Bank in July 1997. Prior thereto he served as Senior Vice President, Retail Sales and Director of Marketing since 1995. Prior thereto he was Vice President of Marketing since January, 1991.

      Kenneth J. Cartledge was elected Senior Vice President, Asset Quality of Evergreen Bank in November 1995. Prior thereto he was Senior Vice President and Senior Credit Officer of Evergreen Bank. Prior to joining Evergreen in 1994, he served as Vice President at Trustco Bank since 1993. Prior to joining Trustco he served as Senior Vice President and Regional Senior Lender for Fleet Bank of New York.

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

PART II

ITEM 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters

          The information set forth on page 2 under caption "Common Stock Data" of the Registrant's 1997 Annual Report to stockholders is incorporated herein by reference.

ITEM 6.   Selected Financial Data

          The information set forth on page 13 under the caption "Summary of Selected Financial Data" of the Registrant's 1997 Annual Report is incorporated herein by reference.

ITEM 7. Management's Discussion and Analysis of Financial Conditions and Results of Operation

          The information set forth on pages 14 through 26 of Registrant's 1997 Annual Report is incorporated herein by reference.

ITEM 8.   Financial Statements and Supplementary Data

          The information set forth on pages 27 through 47 of Registrant's 1997 Annual Report is incorporated herein by reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

PART III

ITEM 10.   Directors and Executive Officers of the Registrant

           The information included under "Proposal One - Election of Directors" in the Registrant's Proxy Statement for its 1998 Annual Meeting of Stockholders, and under "Executive Officers of the Registrant" in
           Part I of this report, is hereby incorporated by reference.

ITEM 11.   Executive Compensation

           The information included under "Proposal One - Election of Directors" in the Registrant's Proxy Statement for its 1998 Annual Meeting of Stockholders, is hereby incorporated by reference, except that the information under the caption "Report of the Human Resources and Nominating Committee" and the "Five Year Performance Graph" are not so incorporated.

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management

           The information included under "Proposal One - Election of Directors" in the Registrant's Proxy Statement for its 1998 Annual Meeting of Stockholders, is hereby incorporated by reference.

ITEM 13.   Certain Relationships and Related Transactions

           The information included under "Proposal One - Election of Directors
           - Certain Transactions" in the Registrant's Proxy Statement for its 1998 Annual Meeting of Stockholders, is hereby incorporated by reference.

PART IV

ITEM 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K

              The following consolidated financial statements of Registrant and its subsidiaries, and the accountants' report thereon, included on pages 27 through 47, inclusive, of Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1997, are incorporated herein by reference:

              Financial Statements:

              Consolidated Statements of Income - Years ended December 31, 1997,
                1996 and 1995
              Consolidated Statements of Condition - December 31, 1997 and 1996 Consolidated Statements of Changes in Stockholders' Equity - Years
                ended December 31, 1997, 1996 and 1995
              Consolidated Statements of Cash Flows - Years ended December 31,
                1997, 1996 and 1995
              Notes to Consolidated Financial Statements

              Financial Statement Schedules

              (All financial statement schedules for Registrant and its subsidiaries have been omitted as the required information is included in the consolidated financial statements or the related notes thereto, is not required or is inapplicable.)

The following exhibits are incorporated herein by reference:

Exhibit 3(a)          -    Certificate of Incorporation and amendments
                      thereto.#

Exhibit 3(b)          -    By-Laws (incorporated by reference to Registrant's
                      Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

Exhibit 3(c)          -    Amendment No.1 to the amended and restated By-Laws
                      of Evergreen Bancorp, Inc.#

Exhibit 10(a)*        -    1985 Incentive Stock Option Plan of the
                      Registrant (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

Exhibit 10(b)*        -    1989 Stock Incentive Plan of the Registrant
                      (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

Exhibit 10(c)*        -    Deferred Compensation Plan(incorporated
                      by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

Exhibit 10(d)*        -    Evergreen Bancorp, Inc. Plan for the Payment
                      and Deferral of Directors Fees (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

Exhibit 10(e)*        -    Amended and Restated 1995 Incentive Stock
                      Option Plan.#

Exhibit 10(f)*        -    1995 Directors Stock Option Plan (incorporated
                      by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

Exhibit 10(g)*        -    Amendment No. 1 to the 1995 Directors Stock
                      Option Plan.#

Exhibit 10(h)*        -    Form of Change in Control Agreement (incorporated
                      by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

Exhibit 10(i)*        -    Severance Agreement, dated April 18, 1995,
                      with Paul A. Cardinal (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

Exhibit 10(j)*        -    Employment Agreement dated as of December
                      19, 1997, between Registrant and George W. Dougan (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

Exhibit 10(k)*        -    Supplemental Executive Retirement Plan
                      (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

Exhibit 10(l)*        -    Senior Officer Supplemental Retirement
                      Plan (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

Exhibit 13            -    Registrant's Annual Report to Stockholders
                      for the year ended December 31, 1997.#



Exhibit 21            -    Subsidiaries of Registrant.#

Exhibit 23            -    Consent of KPMG Peat Marwick LLP to the
                      use of its Report on the Consolidated Financial Statements of Registrant in connection with previously filed registration statements of the Registrant.#

Exhibit 27            -    Financial Data Schedule.#

#  Filed herewith.

* Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of this report.

            The Registrant hereby agrees to furnish the Securities and Exchange Commission upon request, copies of instruments outstanding, including indentures, which define the rights of long-term debt security holders.

            No reports on Form 8-K were filed during the three month period ended December 31, 1997.

Signatures

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      EVERGREEN BANCORP, INC.
         (Registrant)

By: /s/ George W. Dougan
GEORGE W. DOUGAN
President and Chief Executive Officer
(Principal Executive Officer)
March 20, 1998

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Signatures                    Titles                              Dates

/s/ George W. Dougan          Chairman of the Board               3/20/98
George W. Dougan              of Directors

/s/ George L. Fredette        Executive Vice President            3/20/98
George L. Fredette            (Chief Financial and
                              Accounting Officer)

/s/ John W. Bishop            Director                            3/20/98
John W. Bishop

/s/ Carl R. DeSantis          Director                            3/20/98
Carl R. DeSantis

/s/ Robert F. Flacke          Director                            3/20/98
Robert F. Flacke

/s/Michael D. Ginsburg        Director                            3/20/98
Michael D. Ginsburg

/s/Joan M. Mannix             Director                            3/20/98
Joan M. Mannix

/s/Anthony J. Mashuta         Director                            3/20/98
Anthony J. Mashuta

/s/Philip H. Morse            Director                            3/20/98
Phillip H. Morse

/s/William E. Philion         Director                            3/20/98
William E Philion

/s/Alan R. Rhodes             Director                            3/20/98
Alan R. Rhodes

/s/Floyd H. Rourke            Director                            3/20/98
Floyd H. Rourke

/s/ Paul W. Tomlinson         Director                            3/20/98
Paul W. Tomlinson

/s/ Walter Urda               Director                            3/20/98
Walter Urda


                                                       EXHIBIT 3(a)

                                               [Annual Report on Form 10-K]

                       CERTIFICATE OF INCORPORATION
                                    OF
                          FIRST GLEN BANCORP, INC.

            The undersigned incorporator, in order to form a corporation under the General Corporation Law of the State of Delaware, certifies as follows:

            1.      Name.  The name of the corporation is
FIRST GLEN BANCORP, Inc. (hereinafter called the "Corporation").

            2. Address; Registered Agent. The address of the Corporation's registered office is 100 West Tenth Street, City of
Wilmington, County of New Castle, State of Delaware; and its registered agent at such address is The Corporation Trust Company.

            3. Purposes. The nature of the business and purposes to be conducted or promoted by the Corporation are to engage in, carry on and conduct any lawful act or activity for which corporations may be organized under the General Corporation Law of Delaware.

            4. Number of Shares. The total number of shares of stock which the Corporation shall have authority to issue is: One Million (1,000,000), all of which shall be shares of Common Stock of the par value of Ten Dollars ($10.00) each.

            5. Name and Address of Incorporator. The name and mailing address of the incorporator are: Thomas B. Kinsock, 611 Olive St., Suite 1400, St. Louis, Missouri 63101.

            6.  Directors; Election and Classification.
(a) Members of the Board of Directors may be elected either by written ballot or by voice vote.

(b) The Board shall consist of seventeen (17) persons and shall be divided into three classes, with the first class to comprise six (6) members, the second class to comprise six (6) members, and the third class to comprise five (5) members. At the election of the first Board, the class of each of the seventeen members then elected shall be designated. The term of office of those members then designated as the first class shall expire at the annual meeting of shareholders next ensuing, that of the members designated as the second class at the annual meeting of shareholders one year thereafter, and that of the members designated as the third class at the annual meeting of shareholder two years thereafter. At each annual meeting of shareholders held after the election and classification of the first Board, directors shall be elected for a full term of three (3) years to succeed those members whose terms then expire.

            7.      Adoption, Amendment and/or Repeal of By-Laws.
The Board of Directors may from time to time (after adoption by the undersigned of the original by-laws of the Corporation adopt, amend or repeal the by-laws of the Corporation; provided, that any by-laws adopted, amended or repealed by the Board of Directors may be amended or repealed, and any by-laws may be adopted, by the stockholders of the Corporation

            8. Compromise and Arrangements. Whenever a compromise or arrangement is proposed between this Corporation and its creditors or any class of them and/or between this corporation and its stockholders or any class of them, any court of equitable jurisdiction within the State of Delaware may, on the application in a summary way of this Corporation or of any creditor or stockholder thereof or on the application of any receiver or receivers appointed for this Corporation under the provisions of section 291 of Title 8 of the Delaware Code or on the application of trustees in dissolution or of any receiver or receivers appointed for this Corporation under the provisions of section 279 of Title 8 of the Delaware Code order a meeting of the creditors or class of creditors, and/or of the stockholders or class of creditors of this Corporation, as the case may be, to be summoned in such manner as the said court directs. If a majority in number representing three-fourths in value of the creditors or class of creditors, and/or of the stockholders or class of stockholder of this Corporation, as the case may be, agree to any compromise or arrangement and to any reorganization of this Corporation as a consequence of such compromise or arrangement, the said compromise or arrangement and the said reorganization shall, if sanctioned by the court to which the said application has been made, be binding on all the creditors or class of creditors, and/or on all the stockholders or class of stockholders, of this Corporation, as the case may be, and also on this Corporation.

      IN WITNESS WHEREOF, this certificate has been signed on this 31st day of October, 1980, and the signature of the undersigned shall constitute the affirmation and acknowledgment of the undersigned, under penalties of perjury, that the Certificate is the act and deed of the undersigned and that the facts stated in the Certificate are true.

                                        /s/ Thomas B. Kinsock
                                   Thomas B. Kinsock, Incorporator

- 2-

                    CERTIFICATE OF AMENDMENT OF
                   CERTIFICATE OF INCORPORATION
                     OF FIRST GLEN BANCORP, INC.
                     Before Payment of Capital

      Pursuant to Section 241 of the General Corporation Law, as amended, the undersigned, being a majority of the directors of the above-named Delaware corporation (the "Corporation"), hereby certify as follows:

      ONE:      At a meeting of the board of directors of the Corporation, duly called and held, a majority of the directors acting by resolution adopted the following amendment to the Certificate of Incorporation of the Corporation:

      1. Article 4 of the Certificate of Incorporation of the Corporation, which sets forth the classes and numbers of shares of stock of the Corporation, shall be amended in its entirety to read as follows:

      4. Number and Classes of Shares; Relative Rights, Preferences, and Limitations. The total number of shares of all classes of stock which the Corporation shall have authority to issue is One Million, Five Hundred Thousand (1,500,000), of which One Million (1,000,000) shares of the par value of Ten Dollars ($10.00) each, amounting in the aggregate to Ten Million Dollars ($10,000,000), shall be common stock and Five Hundred Thousand (500,000) shares of the par value of Ten Dollars ($10.00) each, amounting in the aggregate to Five Million Dollars (5,000,000), shall be preferred stock.

              The preferred stock may be issued from time to time in one or more series for any proper corporate purpose without further action by the shareholders. The designations, preferences and other rights and limitations or restrictions of the preferred stock of each series (other than such as are stated and expressed herein) shall be such as may be fixed by the Board of Directors (authority so to do being hereby expressly granted) and stated and expressed in a resolution or resolutions adopted by the Board of Directors providing for the initial issue of preferred stock of such series. Such resolution or resolutions shall (a) fix the dividend rights of holders of shares of such series, including the dividend rate thereon, whether such dividends shall be cumulative, and, if so, on what terms, (b) fix the terms on which stock of such series may be redeemed, including amounts payable upon redemption if the shares of such series are to be redeemable, (c) fix the rights of the holders of stock of such series upon dissolution, liquidation or any distribution of assets,
      (d) fix the terms or amount of the sinking fund, if any, to be provided for the purchase or redemption of stock of such series, (e) fix the terms upon which the stock of such series may be converted into or exchanged for stock of any other class or classes or of any one or more series of preferred stock, if the shares of such series are to be convertible or exchangeable, (f) fix the voting rights, if any, of the shares of such series and (g) fix such other designations, preferences, and relative, participating, optional or other special rights and qualifications, limitations or restrictions thereof desired to be so fixed.

              Except to the extent otherwise provided in the resolution of resolutions of the Board of Directors providing for the initial issue of shares of a particular series or expressly required by law, holders of shares of preferred stock of any series shall be entitled to one vote for each share thereof so held, shall vote share-for-share with the holders of the common stock without distinction as to class and shall not be entitled to vote separately as a class or a series of a class. The number of shares of preferred stock may be increased or decreased from time to time by the affirmative vote of the holders of a majority of the stock of the Corporation entitled to vote, and the holders of the preferred stock shall not be entitled to vote separately as a class or series of a class on any such increase or decrease.

              All shares of any one series of preferred stock shall be identical with each other in all respects except that shares of any one series issued at different times may differ as to the dates from which dividends thereon shall accumulate, and all series of preferred stock shall rank equally and be identical in all respects except as specified in the respective resolutions of the Board of Directors providing for the initial issue thereof. Subject to the prior and superior rights of the preferred stock as set forth in any resolution or resolutions of the Board of Directors providing for the initial issue of a particular of preferred stock, such dividends (payable in cash, stock or otherwise) as may be determined by the Board of Directors may be delayed and paid on the common stock from time to time out of any fund legally available therefor, and the preferred stock shall not be entitled to participate in any such dividend.

              No holder of stock of the Corporation shall be entitled as a matter of right, preemptive or otherwise, to subscribe for or purchase any part of any stock now or hereafter authorized to be issued, or shares thereof held in the treasury of the Corporation or securities convertible into stock, whether issued for cash or other consideration or by way of dividend or otherwise.

      2. Subsection (b) of Article 6 of the Certificate of Incorporation of the Corporation, which sets forth the number and classes of the directors of the Corporation, which sets forth the number and classes of the directors of the Corporation, shall be amended in its entirety to read as follows:

             "(b) The Board of Directors shall be divided into three classes. The number of directors of the first class shall equal one-third (1/3) of the total number of directors as determined in the manner provided in the By-Laws (with fractional remainders to count as one); the number of directors of the second class shall equal one-third (1/3) of said total number of directors (or the nearest whole number thereto); and the number of directors of the third class shall equal said total number of directors minus the aggregate number of directors of the first and second classes. At the election of the first Board of Directors, the class of each of the members then elected shall be designated. The term of office of each member then designated as a director of the first class shall expire at the annual meeting of the shareholders next ensuing, that of each member then designated as a director of the second class at the annual meeting of shareholders one year thereafter, and that of each member then designated as a director of the third class at the annual meeting of shareholders two years thereafter. At each annual meeting of shareholders held after the election and classification of the first Board of Directors, directors shall be elected for a full term of three
     (3)years to succeed those members whose terms then expire."

      TWO:The Corporation has not received any payment for any of its stock.

- 2 -

      IN WITNESS WHEREOF, this Certificate has been signed on this 11th day of March, 1981, and the signature of the undersigned shall constitute the affirmation and acknowledgment of the undersigned, under penalties of perjury, that the Certificate is the act and deed of the undersigned and that the facts stated in the Certificate are true.

                                      /s/ William L. Bitner
(Seal)                          William L. Bitner III, President

ATTEST:

/s/ Michael P. Brassel
Michael P. Brassel, Secretary

 - 3 -

                    CERTIFICATE OF AMENDMENT
                                 OF
                  CERTIFICATE OF INCORPORATION

      First Glen Bancorp, Inc., a corporation organized and existing under and by virtue of the General Corporation Law of the State of Delaware, DOES HEREBY CERTIFY:

      FIRST: That the Board of Directors of said corporation, at a meeting duly held, adopted a resolution proposing and declaring advisable the following amendments to the Certificate of Incorporation of said corporation:

      RESOLVED that the Certificate of Incorporation of First Glen Bancorp, Inc. be amended by changing Article 4 thereof so that, as amended, said Article shall be and read as follows:

4. Number and Classes of Shares; Relative Rights, Preferences, and Limitations

      The total number of shares of all classes of stock which the Corporation shall have authority to issue is Two Million, Five Hundred Thousand (2,500,000), of which Two Million (2,000,000) shares of the par value of Five Dollars ($5.00) each, amounting in the aggregate to Ten Million Dollars ($10,000.000), shall be common stock and Five Hundred Thousand (500,000) shares of the par value of Ten Dollars ($10.00) each, amounting in the aggregate to Five Million Dollars ($5,000,000), shall be preferred stock.

      The preferred stock may be issued from time to time in one or more series for any proper corporate purpose without further action by the shareholders. The designations, preferences and other rights and limitations or restrictions of the preferred stock of each series (other than such as are stated and expressed herein) shall be such as may be fixed by the Board of Directors (authority so to do being hereby expressly granted) and stated and expressed in a resolution or resolutions adopted by the Board of Directors providing for the initial issue of preferred stock of such series. Such resolution or resolutions shall (a) fix the dividend rights of holders of shares of such series, including the dividend rate thereon, whether such dividends shall be cumulative, and, if so, on what terms, (b) fix the terms on which stock of such series may be redeemed, including amounts payable upon redemption if the shares of such series are to be redeemable, (c) fix the rights of the holders of stock of such series upon dissolution, liquidation or any distribution of assets,
(d) fix the terms or amount of the sinking fund, if any, to be provided for the purchase or redemption of stock of such series, (e) fix the terms upon which the stock of such series may be converted into or exchanged for stock of any other class or classes or of any one or more series of preferred stock, if the shares of such series are to be convertible or exchangeable, (f) fix the voting rights, if any, of the shares of such series and (g) fix such other designations, preferences, and relative, participating, optional or other special rights and qualifications, limitations or restrictions thereof desired to be so fixed.

      Except to the extent otherwise provided in the resolution or resolutions of the Board of Directors providing for the initial issue of shares of a particular series or expressly required by law, holders of shares of preferred stock of any series shall be entitled to one vote for each share thereof so held, shall vote share-for-share with the holders of the common stock without distinction as to class and shall not be entitled to vote separately as a class or a series of a class. The number of shares of preferred stock may be increased or decreased from time to time by the affirmative vote of the holders of a majority of the stock of the Corporation entitled to vote, and the holders of the preferred stock shall not be entitled to vote separately as a class or series of a class on any such increase or decrease.

      All shares of any one series of preferred stock shall be identical with each other in all respects except that shares of any one series issued at different times may differ as to the dates from which dividends thereon shall accumulate, and all series of preferred stock shall rank equally and be identical in all respects except as specified in the respective resolutions of the Board of Directors providing for the initial issue thereof. Subject to the prior and superior rights of the preferred stock as set forth in any resolution or resolutions of the Board of Directors providing for the initial issue of a particular series of preferred stock, such dividends (payable in cash, stock or otherwise) as may be determined by the Board of Directors may be declared and paid on the common stock from time to time out of any fund legally available therefor, and the preferred stock shall not be entitled to participate in any such dividend.

      No holder of stock of the Corporation shall be entitled as a matter of right, preemptive or otherwise, to subscribe for or purchase any part of any stock now or hereafter authorized to be issued, or shares thereof held in the treasury of the Corporation or securities convertible into stock, whether issued for cash or other consideration or by way of dividend or otherwise.

      BE IT FURTHER RESOLVED, that the Certificate of Incorporation of First Glen Bancorp, Inc. be amended by changing Article 6 thereof so that, as amended said Article shall be and read as follows:

      6.  Directors; Election and Classification.

(a) Members of the Board of Directors may be elected either by written ballot or by voice vote.

(b) The Board shall consist of a minimum of five and a maximum of twenty-five members. The total number of directors may be changed from time to time within the above minimum and maximum numbers by vote of the majority of the total number of directors then in office, provided that such total number of directors may not be increased by more than two between any two successive annual meetings of shareholders. Directors need not be stockholders and each director hold office until his successor is elected and qualified or until his earlier death, resignation or removal.

(c) The Board of Directors shall be divided into three classes. The number of directors of the first class shall equal one-third (1/3) of the total number of directors determined in the manner provided in subdivision (b) above (with fractional remainders to count as one);
         the number of directors of the second class shall equal one-third
        (1/3) of said total number of directors (or the nearest whole number thereto); and the number of directors of the third class shall equal said total number of directors minus the aggregate number of directors of the first and second classes. At the election of the first Board of Directors, the class of each of the members then elected shall be designated. The term of office of each member then designated as a director of the first class shall expire at the annual meeting of the shareholders next ensuing, that of each member then designated as a director of the second class at the annual meeting of shareholders one year thereafter, and that of each member then designated as a director of the third class at the annual meeting of shareholders two years thereafter. At each annual meeting of shareholders held after the election and classification of the first Board of Directors, directors shall be elected for a full term of three (3) years to succeed those members whose terms then expire.

(d) At a special meeting of shareholders called expressly for that purpose, any director, or the entire Board of Directors, may be removed from office at any time, without cause, but only by the affirmative vote of the holders of not less than eighty percent (80%) of the shares of the Corporation then entitled to vote in an election of directors. At a special meeting of shareholders called expressly for that purpose, a director may be removed by the shareholders for cause by the affirmative vote of the holders of a majority of the shares then entitled to vote in an election of directors. Except as may otherwise be provided by law, cause for removal shall be construed to exist only if the director whose removal is proposed

 (i) has been convicted of a felony by a court of competent jurisdiction and such conviction is no longer subject to direct appeal or (ii) has been adjudged by a court of competent jurisdiction to be liable for negligence or misconduct in the performance of his duty to the Corporation in a matter of substantial importance to the Corporation, and such adjudication is no longer subject to direct appeal.

(e) Notwithstanding any other provision of the Certificate of Incorporation to the contrary, the affirmative vote of the holders of not less than eighty percent (80%) of the shares of the Corporation then entitled to vote in an election of directors shall be required to alter, amend or repeal, or to adopt any provision inconsistent with the provisions of this Article 6.

BE IT FURTHER RESOLVED, that the Certificate of Incorporation of First Glen Bancorp, Inc. amended by adding a new Article 9 to said certificate which shall reach as follows.

      9. Shareholder Approval of Business Combinations. The approval of any Business Combination (as hereinafter defined) shall, in addition to any affirmative vote required by law or any other provision of this Certificate of Incorporation, require the affirmative vote of the holders of not less than eighty percent (80%) of the shares of the Corporation then entitled to vote generally in the election of directors of the Corporation voting as a single class, with each share to have one (1) vote; provided, however, that any such Business Combination may be approved by the affirmative shareholder vote required by law or otherwise, if: (a) such Business Combination is approved by not less than eighty percent (80%) of the entire Board of Directors of the Corporation, or (b) the consideration to be received per share by holders of Common Stock of the Corporation and by holders of each other class of stock entitled to vote generally in the election of directors of the Corporation, if any, is Fair Consideration (as hereinafter defined).

      a.      Definitions for the purposes of Article 9:

1.    "Business Combination" shall mean as follows:

      (i) any merger or consolidation of the Corporation or any Subsidiary (as hereinafter defined) with (1) any Substantial Shareholder (as hereinafter defined), or (2) any other corporation which, after such merger or consolidation, would be a Substantial Shareholder, regardless of which entity survives;

      (ii) any sale, lease, exchange, mortgage, pledge, transfer or other disposition (in one transaction or a series of transactions) to or with any Substantial Shareholder of all or substantially all of the assets of the Corporation or any Subsidiary, or both;

      (iii) the adoption of any plan or proposal for the liquidation of the Corporation proposed by or on behalf of a Substantial Shareholder; or

(iv) any transaction involving the Corporation or any Subsidiary, including any issuance, transfer or reclassification or any securities of, or any recapitalization of, the Corporation or any Subsidiary, or any merger or consolidation of the Corporation with any Subsidiary
      ( whether or not involving a Substantial Shareholder), if the transaction would have the effect, directly or indirectly, of increasing the proportionate share of the outstanding shares of any class of equity or convertible securities of the Corporation or any Subsidiary, of which a Substantial Shareholder is the Beneficial Owner.

2. "Substantial Shareholder" shall mean and include any individual, corporation, partnership or other person or entity (other than the Corporation or any Subsidiary) which, together with its "Affiliates" and "Associates" (as such terms were defined as of December 11, 1984, under Rule 13d-3 under the Securities Exchange Act of 1934) is the Beneficial Owner (as hereinafter defined) in the aggregate of more than five percent (5%) of the voting power of the then-outstanding shares of the Corporation entitled to vote generally in an election of directors; and any Affiliate or Associate of any such individual corporation, partnership or other person or entity.

3. "Beneficial Owner" - The term "Beneficial Owner" shall be defined with reference to the rules and regulations of the Securities and Exchange Commission under the Securities and Exchange Act of 1934 as in effect from time to time provided that in addition thereto a person shall be a Beneficial Owner of any capital stock or be considered to "Beneficially" own any capital stock:

(i) which such person or any of its Affiliates and Associates beneficially owns, directly or indirectly; or

(ii) which such person or any of its Affiliates and Associates has (1) the right to acquire (whether such right is exercisable immediately or only after the passage of time) pursuant to any agreement, arrangement or understanding or upon the exercise of conversion rights, exchange rights, warrants or options, or otherwise, or (2) the right to vote pursuant to any agreement, arrangement or understanding; or

(iii) which are beneficially owned, directly or indirectly, by any other person with which such person or any of its Affiliates or Associates has any agreement, arrangement or understanding for the purposes of acquiring, holding, voting or disposing of any shares of capital stock.

4. "Subsidiary" shall mean any corporation of which a majority of any class of equity security is owned, directly or indirectly by the Corporation.

5.      "Fair Consideration" shall mean,

(i) in the case of shares of Common Stock of the Corporation, an amount in cash or readily available funds at least equal to the highest of the following (whether or not the Substantial Shareholder has previously acquired any such shares):

         (a) the highest per share price paid by the Substantial Shareholder for any such shares acquired by it within the four-year period immediately preceding the first public announcement of the proposal of the Business Combination (hereinafter referred to as the "Announcement Date"), plus an "Adjustment" of such price, as defined hereafter in this Article 9;

         (b) the highest reported per share price at which such shares were publicly traded during the two-year period immediately preceding the Announcement Date, plus an "Adjustment" of such price, as defined hereafter in this Article 9;

         (c) the per share fair market value of such shares on the Announcement Date, plus an "Adjustment" of such value, as defined hereafter in this Article 9; or

         (d) the book value per share of the Common Stock of the Corporation (determined in accordance with generally accepted accounting principles) as of the end of the latest fiscal quarter preceding the Announcement Date, plus an "Adjustment" of such value as defined hereafter in this Article 9.

(ii) and in the case of any other shares of voting stock of the Corporation outstanding, an amount in cash or readily available funds at least equal to the highest of the following (whether or not the Substantial Shareholder has previously acquired any such shares):

            (a) the highest per share price paid
            by the Substantial Shareholder for any such shares acquired by it the four-year period immediately preceding the Announcement
            Date, plus an "Adjustment" of such price, as defined hereafter in this Article 9:

            (b) the highest reported per share price at which such shares were publicly traded during the two-year period immediately preceding the Announcement Date, plus an "Adjustment" of such price, as defined hereafter in this Article 9;

            (c) the per share fair market value of such shares on the Announcement Date, plus an "Adjustment" or such price, as defined hereafter in this Article 9; or

            (d) the highest preferential amount per share to which the holders of such shares are entitled in the event of voluntary or involuntary liquidation or dissolution or the Corporation.

      An "Adjustment" of any price or value per share for shares of stock of the Corporation under this Article 9 shall equal an amount of interest on such price or value compounded annually from the Announcement Date until the consummation of the Business Combination (the "Consummation Date"), or, in the case of subdivisions (a) and (b) in each of subsections
5 (i) and 5 (ii) in this Article 9, from the date the Substantial Shareholder first became a Substantial Shareholder (the "Determination Date") until the Consummation Date, at a market prime rate of interest as may be determined from time to time by a majority of the Board of Directors of the Corporation, less the aggregate amount of any cash dividends per share paid on such class of shares during such period up to but not in excess of such amount of interest.

      Notwithstanding any other provision of this Certificate of Incorporation or any provision of law or any preferred stock designation to the contrary, but in addition to any affirmative vote of the holders of any particular class or series of outstanding voting stock of the Corporation required by law or this Certificate of Incorporation or any preferred stock designation of this Corporation, the affirmative vote of the holders of at least eighty percent (80%) of the voting power of the then outstanding shares of the Corporation then entitled to vote in an election of directors, voting together as a single class, shall be required to alter, amend or repeal, or to adopt any provision inconsistent with, this Article 9 or any provision of this Article
9.

SECOND: that the foresaid amendments were duly adopted in accordance with the applicable provisions of Section 242 of the General Corporation Law of the State of Delaware by a majority of shareholders of First
Glen Bancorp, Inc. at the annual meeting of First Glen Bancorp, Inc.
on March 20, 1985

      IN WITNESS WHEREOF, said First Glen Bancorp, Inc. has caused the Certificate to be signed by G. Nelson Lowe, its Senior Vice President, and attested by Michael P. Brassel, its Secretary, this 5th day of April, 1985.

                                            First Glen Bancorp, Inc.

                                             By   /s/ G. Nelson Lowe
                                                  G. Nelson Lowe
                                                  Senior Vice President

Attest:

By   /s/ Michael P. Brassel
     Michael P. Brassel
     Secretary

Filed: April 15, 1985

                     CERTIFICATE OF AMENDMENT
                                  OF
                   CERTIFICATE OF INCORPORATION

      First Glen Bancorp, Inc., a corporation organized and existing under and by virtue of the General Corporation Law of the State of Delaware, DOES HEREBY CERTIFY:

      FIRST: That the Board of Directors of said corporation, at a meeting duly held, adopted the following resolution proposing and declaring advisable the following amendment to the Certificate of Incorporation as amended of said corporation:

      RESOLVED that the Certificate of Incorporation as amended of First Glen Bancorp, Inc. be amended by changing Article 1 thereof so that, as amended, said Article shall be and read as follows:

      1.      Name.      The name of the corporation is EVERGREEN
      BANCORP, Inc. (hereinafter called the "Corporation").

      SECOND:      That the foresaid amendment was duly adopted in
accordance State of Delaware by a majority of shareholders of First Glen Bancorp, Inc. at the with the applicable provisions of Section 242 of the General Corporation Law of the annual meeting of First Glen Bancorp, Inc. on April 23, 1986.

      IN WITNESS WHEREOF:      said First Glen Bancorp, Inc. has caused
the Certificate to be signed by Michael P. Brassel, its Senior Vice President, and attested by Kathleen Martinez, it Secretary, this 23rd day of April, 1986.

                              First Glen Bancorp, Inc.

                              By      /s/ Michael P. Brassel
                                      Michael P. Brassel
                                      Senior Vice President

Attest:

By      /s/ Kathleen G. Martinez
        Kathleen G. Martinez
        Secretary
Filed:      April 29, 1986

                      CERTIFICATE OF AMENDMENT
                                 OF
                    CERTIFICATE OF INCORPORATION

      Evergreen Bancorp, Inc., a corporation organized and existing under and by virtue of the General Corporation Law of the State of Delaware, DOES HEREBY CERTIFY:

      FIRST: That the Board of Directors of said corporation, at a meeting duly held, adopted the following resolution proposing and declaring advisable the following amendment to the Certificate of Incorporation as amended of said corporation:

      RESOLVED that the Certificate of Incorporation as amended of Evergreen Bancorp, Inc. be amended by changing the first sentence of Article 4 thereof so that, as amended, said first paragraph of
Article 4 shall be and read as follows:

      4. Number and Classes of Shares; Relative Rights, Preferences, and Limitations
      The total number of shares of all classes of stock which the Corporation shall have authority to issue is Four Million, Five Hundred Thousand (4,500,000), of which Four Million (4,000,000) shares of the par value of Three Dollars, Thirty Three and one Third Cents ($3.33 1/3) each, amounting in the aggregate to Thirteen Million Three Hundred Thirty Three Thousand Three Hundred Thirty Three and One Third
Dollars ($13,333,333 1/3), shall be common stock and Five Hundred Thousand (500,000) shares of the par value of Ten Dollars ($10.00) each, amounting in the aggregate to Five Million Dollars ($5,000,000), shall be preferred stock.

      SECOND:      that the foresaid amendment was duly adopted in
accordance with the applicable provisions of Section 242 of the General Corporation law of the State of Delaware by a majority of shareholders of Evergreen Bancorp, Inc. at the annual meeting of Evergreen Bancorp, Inc. on April 23, 1986.

      THIRD:        that the aforesaid amendment shall become effective
on the close of business on May 30, 1986.

      IN WITNESS WHEREOF:     said Evergreen Bancorp, Inc. has caused
the Certificate to be signed by Michael P. Brassel, its Senior Vice President, and attested by Kathleen Martinez, its Secretary, this 19 day of May, 1986.

                                          Evergreen Bancorp, Inc.

                                          By   /s/ Michael P. Brassel
                                               Michael P. Brassel
Attest:                                        Senior Vice President

By  /s/ Kathleen G. Martinez
    Kathleen G. Martinez
    Secretary
Filed:  May 29, 1986

                       CERTIFICATE OF AMENDMENT
                                  OF
                     CERTIFICATE OF INCORPORATION

      Evergreen Bancorp, Inc., a corporation organized and existing under and by virtue of the General Corporation Law of the State of Delaware, DOES HEREBY CERTIFY:

      FIRST: That the Board of Directors of said corporation, at a meeting duly held, adopted the following resolution proposing and declaring advisable the following amendment to the Certificate of Incorporation as amended of said corporation:

           RESOLVED:      That the Certificate of Incorporation of EVERGREEN
      BANCORP, INC. as now in effect be amended by adding the following
      Article 10 thereto:

           10. No director of the Corporation shall be liable to the Corporation or its stockholders for monetary damages for breach of fiduciary duty as a director, except for liability (i) for any breach of the director's duty of loyalty to the Corporation or its stockholders,
      (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) under Section 174 of the Delaware General Corporation Law, or (iv) for any transaction from which the director derived an improper personal benefit.

      SECOND:      That the foresaid amendment was duly adopted in
accordance with the applicable provisions of Section 242 of the General Corporation Law of the State of Delaware by a majority of stockholders of Evergreen Bancorp, Inc. at the annual meeting of Evergreen Bancorp, Inc., on April 15, 1987.

      IN WITNESS WHEREOF:      Said Evergreen Bancorp, Inc. has caused
the Certificate to be signed by Michael P. Brassel, its Senior Vice President, and attested by Kathleen Martinez, its Secretary, this 15th day of April, 1987.

                                    Evergreen Bancorp, Inc.

                                    By: /s/ Michael P. Brassel
                                        Michael P. Brassel
                                        Senior Vice President

Attest:

By:  /s/ Kathleen G. Martinez
     Kathleen G. Martinez
     Secretary

Filed: May 13, 1987

                      CERTIFICATE OF AMENDMENT
                                 OF
                    CERTIFICATE OF INCORPORATION

      Evergreen Bancorp, Inc., a corporation organized and existing under and by virtue of the General Corporation Law of the State of Delaware, DOES HEREBY CERTIFY:

      FIRST: That the Board of Directors of said corporation, at a meeting duly held, adopted the following resolution proposing and declaring advisable the following amendment to the Certificate of Incorporation as amended of said corporation;

      RESOLVED:      That the Certificate of Incorporation as amended
of Evergreen Bancorp, Inc., be amended by changing the first sentence of Article 4 thereof so that, as amended, said first sentence of Article 4 shall be and read as follows:

      4. Number and Classes of Shares; Relative Rights, Preferences, and Limitations
      The total number of shares of all classes of stock which the Corporation shall have authority to issue is Twenty Million, Five
Hundred Thousand (20,500,000), of which Twenty Million (20,000,000) shares of the par value of Three Dollars, Thirty Three and One Third
Cents ($3.33 1/3) each, amounting in the aggregate to Sixty Six Million
Six Hundred Sixty Six Thousand Six Hundred Sixty Six and Two Thirds
Dollars ($66,666,666.67) shall be common stock and Five Hundred Thousand (500,000) shares of the par value of Ten Dollars ($10.00) each, amounting in the aggregate to Five Million Dollars ($5,000,000), shall be preferred stock.

      SECOND:      that the foresaid amendment was duly adopted in
accordance with the applicable provisions of Section 242 of the General Corporation Law of the State of Delaware by a majority of stockholders of Evergreen Bancorp, Inc. at the annual meeting of Evergreen Bancorp, Inc. on April 14, 1988.

      IN WITNESS WHEREOF:      said Evergreen Bancorp, Inc., has caused
this Certificate to be signed by Michael P. Brassel, its Senior Vice President, and attested by Kathleen G. Martinez, its Secretary, this 16 day of May, 1988.

                                          Evergreen Bancorp, Inc.

                                          By /s/ Michael P. Brassel
                                          Michael P. Brassel
Attest:                                   Senior Vice President

By   /s/ Kathleen G. Martinez
     Kathleen G. Martinez
     Secretary

Filed:  May 31, 1988

                                      AMENDMENT NO 1.
                                          TO THE
                            AMENDED AND RESTATED BY-LAWS OF
                                  EVERGREEN BANCORP, INC.

      AMENDMENT NO. 1, dated as of January 16, 1997 (the "Amendment"), to the Amended and Restated By-Laws of Evergreen Bancorp, Inc., is hereby adopted as follows:

      WHEREAS, the Board, after discussion, believes it to be in the best interests of the Company to increase the retirement age of directors as recommended; upon the motion of Anthony Mashuta, Chairman of the Human Resource and Nominating Committee, and duly seconded, it is unanimously

      RESOLVLED, that the Company's By-Laws be, and they hereby are, amended effective immediately to delete the last sentence of Section 3.2 of the By-Laws, captioned "Number; Qualification; Term of Office", and insert in its stead the following:

         "Notwithstanding the foregoing, any director reaching the age of 72 during any term of office shall continue to be qualified to serve as director only untill the next annual meeting of stockholders following his 72nd birthday."

      IN WITNESS WHEREOF, the undersigned confirms the adoption of this Amendment by the Board of Directors of Evergreen Bancorp, Inc. as of the date first set forth above.

                                             EVERGREEN BANCORP, INC.

                                             By: /s/ George W. Dougan

                                             George W. Dougan,
                                             Chairman of the Board


                                                 EXHIBIT 10(e)
                                  [Annual Report on Form 10-K]

                          EVERGREEN BANCORP, Inc.

                           AMENDED AND RESTATED
                         1995 STOCK INCENTIVE PLAN

         1. Purpose.   The purpose of the Evergreen Bancorp, Inc.
(the "Company") 1995 Stock Incentive Plan (the "Plan") is to advance the interests of the Company and its stockholders by aiding the Company in attracting, retaining and motivating employees of the Company and its Affiliates.

         2. Definitions. For purposes of the Plan, the following terms shall be defined as set forth below:

         (a) "Affiliate" means:

             (i) A member of a controlled group of corporations of which the Company is a member; or

             (ii) Any majority-owned subsidiary of either the Company or its principal banking subsidiary, Evergreen Bank, N.A.; or

             (iii) An unincorporated trade or business which is under common control with the Company as determined in accordance with
             Section 414(c) of the Internal Revenue Code of 1986, as amended ("Code") and regulations issued thereunder.

         For purposes hereof, a "controlled group of corporations" shall mean a controlled group of corporations as defined in Section 1563(a) of the Code determined without regard to Section 1563(a)(4) and (e)(3)(C) of the Code.

               (b) "Award" means the grant of any Stock Option, Limited Alternate Right or Conditional Share granted under the Plan.

               (c) "Board" means the Board of Directors of the Company.

               (d) "Change in Control" means, for purposes of the Plan, an event of the nature that:

             (i) Would be required to be reported in response to Item 1(a) of the current report on Form F-3, as in effect on the date hereof, pursuant to Section 13 or 15(d) of the Exchange Act; or

             (ii) Results in a Change in Control of the Company within the meaning of the Change in Bank Control Act of 1978, as amended, and the Rules and Regulations promulgated by the Federal Deposit Insurance Company at 12 C.F.R. Section 303.4(a), as in effect on the date hereof; or

             (iii) Without limiting the above conditions, such a Change in Control shall be deemed to have occurred at such time as:

             (A) Any "person" (as the term is used in Section 13(d) and 14(d) of the Exchange Act), or group of persons acting in concert, is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act) directly or indirectly, of any class of equity securities of the Company representing 25% or more of a class of equity securities, except that a securities purchase or purchases by the Company's employee stock ownership plan and trust that exceeds, in the aggregate, 25% or more of a class of equity securities shall not be deemed to be a Change in Control under this Plan; or

             (B) Individuals who constitute the Board on the date hereof (the "Incumbent Board") cease for any reason to constitute at least a majority thereof, provided that any person becoming a director subsequent to the date hereof whose election was approved by a vote of at least three-quarters of the directors comprising the Incumbent Board, or whose nomination for election by the Company's shareholders was approved by the same Committee serving under an Incumbent Board, shall be, for purposes of this clause (B) considered as though he were a member of the Incumbent Board; or

             (C) A plan of reorganization, merger, consolidation, sale of all or substantially all the assets of the Company or any similar transaction occurs in which the Company is not or will not be the resulting entity; or

             (D) A proxy statement shall be distributed soliciting proxies from stockholders of the Company, by someone other than the current management of the Company, seeking stockholder approval of a plan or similar transaction with one or more corporations as a result of which the outstanding shares of the class of securities then subject to such plan or transaction are exchanged for or converted into cash or property or securities not issued by the Company; or

             (E) A tender offer is made for 25% or more of the voting securities of the Company then outstanding.

               (e) "Code" means the Internal Revenue Code of 1986, as amended.

               (f) "Committee" means the Human Resources and Nominating Committee of the Board. Such committee, or a subcommittee thereof formed for the purposes of making discretionary awards under this Plan, shall be comprised at all times solely of at least two "non-employee directors", as that term is defined under Rule 16b-3 of the Exchange Act promulgated by the Securities and Exchange Commission, or any successor regulation.

                 (g) "Common Stock" means the common stock, par value $3.33-1/3 per, share, of the Company.

                 (h) "Conditional Share" means a share of the Common Stock of the Company, such share becoming the sole property of a Participant upon the fulfillment of performance and/or tenure requirements as set forth by the Committee pursuant to Section 7 of the Plan.

                 (I) "Date of Grant" means the date an Award is made to a Participant.

                 (j) "Disability" means any physical or mental condition which may reasonably be expected to be permanent and which renders the Participant incapable of continuing as an employee for his customary hours of employment, provided, however, that such disability originated while the Participant was in the active service of the Company, and (1) did not arise while engaged in or as a result of having engaged in an illegal or criminal act or an act contrary to the best interests of the Company, or (2) did not result from habitual drunkenness or addiction to narcotics or a self-inflicted injury while sane or insane.
 To aid the Committee and determining whether such disability exists, the Committee may require, as a condition precedent to the receipt of any benefits hereunder, that the Participant submit to examinations by one or more duly licensed and practicing physicians selected by the Committee.

                 (k) "Exchange Act" means the Securities Exchange Act of 1934, as amended

-- 2 --

from time to time. References to any provision of the Exchange Act shall be deemed to include successor provisions thereto and regulations thereunder.

             (l) "Fair Market Value" means with respect to shares of Common Stock or other property, the fair market value of such shares or other property determined by such methods or procedures as shall be established from time to time by the Committee. If the shares are listed on any established stock exchange or a national market system then, unless otherwise determined by the Committee in good faith, the Fair Market Value of Shares shall mean the closing price per share on the immediately preceding date (or, if the shares were not traded on that day, the next preceding day that the shares were traded) on the national market system or principal exchange on which the Common Stock is traded, as such prices are officially quoted.

              (m) "Normal Retirement" means retirement at the normal or early retirement date as set forth in any tax-qualified retirement/pension plan of the Company. If no such plan is in place, it shall mean termination of employment at or after age 65.

              (n) "Participant" means any employee of the Company or its Affiliates selected by the Committee to participate in the Plan for the current Plan year.

              (o) "Plan Year" means a calendar year commencing on or after January 1, 1995.

              (p) "Stock Option" shall mean a right granted to a Participant to purchase Common Stock of the Company at a specified price (the "Strike
Price") for a specified period. Such Stock Options may be granted by the Committee as either:

      (i) Incentive Stock Options -- Those Stock Options so specified by the Committee at the Date of Grant as being intended to comply with the provisions of Section 422 of the Internal Revenue Code of 1986 as from time to time amended; or

      (ii) Non-Qualified Stock Options -- Those Stock Options so specified by the Committee at the Date of Grant as not being intended to qualify as Incentive Stock Options.

              (q) "Stock Agreement" shall mean the agreement entered into between the Company and the Participant pursuant to the terms of the Company's 1995 Stock Incentive Plan.

              (r) "Termination for Cause" means the Company's termination of any Participant's employment for the following: (i) the commission of any intentional acts or conduct by the Participant involving moral turpitude; (ii) the gross negligence by the Participant in complying or otherwise in performing his required duties for the Company; (iii) the commission of any intentional act of dishonesty in the performance of the Participant's duties for the Company; or (iv) the deliberate and intentional refusal by Participant during the term of his employment, other than by reason of incapacity due to illness or accident, to obey lawful directives from the chief executive officer or the Board of Directors of the Company.

      3. Administration.   (a)  Authority of the Committee.  Except as expressly
provided in this Plan, the Plan shall be administered by the Committee, and the Committee shall have full and final authority to take the following actions, in each case subject to and consistent with the provisions of the Plan:

              (i)  to select participants to whom Awards may be granted;

-- 3 --

              (ii)  to designate Affiliates;

              (iii) to determine the type or types of Awards to be granted to each Participant;

              (iv) to determine the type and number of Awards to be granted, the number of shares of Common Stock to which an Award may relate, the terms and conditions of any Award granted under the Plan (including, but not limited to, any exercise price, grant price, or purchase price, and any bases for adjusting such exercise, grant or purchase price, any restriction or condition, any schedule for lapse of restrictions or conditions relating to transferability or forfeiture, exercisability, or settlement of an Award, and waiver or accelerations thereof, and waivers of performance conditions relating to an Award, based in each case on such considerations as the Committee shall determine), and all other matters to be determined in connection with an Award;

              (v) to determine whether, to what extent, and under what circumstances an Award may be settled, or the exercise price of an Award may be paid, in cash, shares of Common Stock, other Awards, or other property, or an Award may be canceled, forfeited, exchanged, or surrendered;

              (vi) to determine whether, to what extent, and under what circumstances cash, shares of Common Stock, other Awards, or other property payable with respect to an Award will be deferred either automatically, at the election of the Committee, or at the
              election of the Participant;

              (vii) to prescribe the form of each Stock Agreement, which need not be identical for each Participant;

              (viii) to adopt, amend, suspend, waive, and rescind such rules and regulations and appoint such agents as the Committee may deem necessary or advisable to administer the Plan;

              (ix) to correct any defect or supply any omission or reconcile any inconsistency in the Plan and to construe and interpret the Plan and any Award, rules and regulations, Stock Agreement, or other instrument hereunder;

              (x) to accelerate the exercisability or vesting of all or any portion of any Award or to extend the period during which an is exercisable; and

              (xi) to make all other decisions and determinations as may be required under the terms of the Plan or as the Committee may deem necessary or advisable for the administration of the Plan.

            (b) Manner of Exercise of Committee Authority. The Committee shall have sole discretion in exercising its authority under the Plan.
Any action of the Committee with respect to the Plan shall be final, conclusive, and binding on all persons, including the Company, Affiliates, Participants, any person claiming any rights under the Plan from or through any Participant, and stockholders. The express grant of any specific power to the Committee, and the taking of any action by the Committee, shall not be construed as limiting any power or authority of the Committee. The Committee may delegate to officers or managers of the Company or any Affiliate the authority, subject to such terms as the Committee shall determine, to perform administrative functions and, with respect to Awards granted to persons not subject to Section
16 of the Exchange Act, to perform such other functions as the Committee may determine, to the extent permitted under Rule 16b-3 (if applicable) and other applicable law.

            (c) Limitation of Liability. Each member of the Committee shall be entitled to, in good faith, rely or act upon any report or other information furnished to him or her by any officer or other employee of the Company or any Affiliate, the Company's independent certified public accountants, or other professional retained by the Company to assist in the administration of the Plan. No member of the Committee, nor any officer or employee of the Company acting on behalf of the Committee, shall be personally liable for any action, determination, or interpretation taken or made in good faith with respect to the Plan, and all members of the Committee and any officer or employee of the Company acting on their behalf shall, to the extent permitted by law, be fully

-- 4 --



indemnified and protected by the Company with respect to any such action, determination, or interpretation.

       4. Participation. (a) Each Plan Year, the Committee shall, in its sole discretion, determine which employees of the Company and its Affiliates shall participate in the Plan. Participation in the Plan for one Plan Year is neither a guarantee of participation in future
Plan Years nor a guarantee of future employment.

       (b) At the time an employee is named as a Participant in the Plan, the Committee shall notify such Participant of the Award. Such notification shall identify:

         (i) The number of Stock Options granted (if any) and their terms and conditions, including whether such stock options carry Limited Alternate Rights; and

         (ii) The number of Conditional Shares granted (if any) and their terms and conditions.

       5. Stock Options. (a) The Committee shall have the right to grant Stock Options to a Participant pursuant to this Section 5, and establish the terms and provisions, including but not limited to the exercise
price, option term and methods of exercise.   A Stock Option Award
shall not be considered an Incentive Stock Option unless it is specifically
designated as such in the Stock Agreement.   All Stock Option Awards
shall be presumed to be Non-Qualified Stock Options unless it is specifically stated to the contrary in a Stock Agreement.

       (b) Stock Options shall be granted at the Fair Market Value of the Common Stock on the Date of Grant except as provided for Incentive
Stock Options in Section 5(g) below.

       (c) Unless otherwise determined by the Committee, Non-Qualified Stock Options shall become vested and be exercisable for their remaining term following death or Disability or Normal Retirement and, to the extent then vested, shall become exercisable for three years following termination of employment by the Company for reasons other than Cause, for three months following the date of separation if an employee terminates employment for any other reason, and immediately forfeited following Termination for Cause. Incentive Stock Options shall be exercisable for one year following death or disability; for three months following Normal Retirement or termination of employment by the Company for reasons other than Cause. Incentive Stock Options shall be exercisable for three months following date of separation if an employee terminates employment for any other reason, and immediately forfeited following Termination for Cause. Notwithstanding the foregoing, Stock Options shall in no event be exercisable after the date specified in the Stock Agreement relating thereto.

       (d) No Stock Options shall be exercisable for more than 10 years
following the Date of Grant.   No Incentive Stock Option may be exercisable
earlier than at least one year following the Date of Grant.

       (e) Unless otherwise determined by the Committee, Stock Options may be exercised by tendering cash, a certified check, Common Stock then owned by the Participant or any combination thereof, to the Office of the Secretary of the Company, provided that any shares of Common
Stock tendered which were acquired through a previous Stock Option exercise were held by the Participant for at least six months from the Date the Grant pursuant to which they were acquired was granted.
If the optionee intends to obtain a permissible broker loan or a simultaneous order to sell the shares issuable upon exercise of any Options, upon the giving of at least 48 hours prior written notice to the Company, exercise thereof shall not be deemed to occur until the Company receives the proceeds of the recipient's broker loan or other permitted transaction.

       (f) To the extent that the aggregate Fair Market Value of Common Stock with respect to

-- 5 --



which Incentive Stock Options are exercisable for the first time by a Participant during any calendar year under the Plan and any other plan of the Company or an Affiliate of the Company exceeds $100,000, such Stock Options shall be treated as Non-Qualified Stock Options.

       (g) No Incentive Stock Option shall be granted to a Participant who, at the time of the grant, owns stock representing more than ten percent (10%) of the total combined voting power of all classes of stock either of the Company or any Affiliate of the Company, unless the Strike
Price of the shares or Common Stock issuable upon exercise of such Incentive Stock Option is at least one hundred ten percent (110%) of the Fair Market Value (at the time the Incentive Stock Option is granted), and the Incentive Stock Option is not exercisable more than five (5) years from the date it is granted.

       6. Limited Alternate Rights. (a) The Committee may, in its sole discretion, grant Limited Alternate Rights in tandem with any Stock Option Award.

       (b) Limited Alternate Rights shall entitle the holder to receive, in lieu of exercising the Stock Option to which such Limited Alternate Rights relate (in which event such Stock Option shall terminate), an amount in cash equal to 100 percent of the excess of the Fair Market Value of the Common Stock on the date of exercise times the number of rights tendered, over the aggregate Strike Price of the Stock Options to which the Limited Alternate Rights relate.

       (c)  Limited Alternate Rights shall only become vested and exercisable:

         (i)      If there is a Change in Control of the Company; and,

         (ii) The Stock Option to which the Limited Alternate Right is attached has been held by the Participant for a period of at least six months at the time the Change in Control has occurred.

       7. Conditional Shares.   (a) The Committee shall have the right to
grant Conditional Shares to a Participant pursuant to this Section
7, and establish the terms and provisions, including but not limited to vesting provisions and conditions of forfeiture.

       (b) Conditional Shares represent the right to receive free of any restrictions, shares of Common Stock on the completion of specified performance and/or tenure requirements as set forth in a Participant's Conditional Share agreement by the Committee. At the discretion of the Committee, such shares may be issued to the Participant at the time of the grant, provided such shares bear a restrictive legend specifying that such shares cannot be sold or otherwise transferred by the Participant.

       (c) Conditional Shares shall be vested in full following death, Disability or Normal Retirement. If a Participant terminates employment with the Company for any other reason, all unvested Conditional Shares shall be forfeited, except as may be determined in the judgment of the Committee.

       (d) A Participant holding Conditional Shares shall, unless otherwise determined by the Committee, be entitled to receive dividends and exercise voting rights with respect to such Conditional Shares even though such Conditional Shares have not vested.

       8. Designation Of Beneficiary.   A Participant may, with the consent
of the Committee, designate a person or persons to receive or exercise, in the event of the Participant's death, any Award to which the Participant would have been entitled. Such designation will be made upon forms supplied by and delivered to the Company and may be revoked in writing.
 If a Participant fails to effectively designate a beneficiary then the Participant's estate, or legal representative, will be deemed to be the beneficiary. Except as provided in this Section 8 and except for transfers by will or laws of descent and distribution, or except as permitted by the

-- 6 --



Committee, all awards granted pursuant to the Plan shall be nontransferable.

       9. Change in Control Provisions. In the event of a Change in Control, the following acceleration and cash-out provisions shall apply unless otherwise provided by the Committee at the time of the Award grant.
 All outstanding Awards pursuant to which the Participant may have rights, the exercise of which is restricted or limited, shall become fully exercisable at the time of the Change in Control. Unless the right to lapse of restrictions or limitations is waived or deferred by a Participant prior to such lapse, all restrictions or limitations (including risks of forfeiture and deferrals) on outstanding Awards subject to restrictions or limitations under the Plan shall lapse, and all performance criteria and other conditions to payment of Awards under which payments of cash, shares of Common Stock or other property are subject to conditions shall be deemed to be achieved or fulfilled and shall be waived by the Company at the time of the Change in Control.

        10. Miscellaneous Provisions. (a) Tax Withholding. The Company's obligations under the Plan shall be subject to applicable federal, state, and local tax withholding requirements. Federal, state, and local withholding tax due at the time of a grant or upon the exercise of any Award may, in the discretion of the Committee, be paid in shares of Common Stock already owned by the Participant upon such terms and condition as the Committee shall determine. If the Participant shall fail to pay, or make arrangements satisfactory to the Committee for the payment, to the Company of all such federal, state and local taxes required to be withheld by the Company, then the Company shall, to the extent permitted by law, have the right to refuse to issue the shares of Common Stock relating to the Award and/or to deduct from any payment of any kind otherwise due to such Participant an amount equal to any federal, state, or local taxes of any kind required to be withheld by the Company.

       (b) Amendment. The Board may amend, alter, suspend, discontinue, or terminate the Plan or the Committee's authority to grant Awards under the Plan without the consent of stockholders of the Company or Participants, except that any such amendment, alteration, suspension, discontinuation, or termination shall be subject to the approval of the Company's stockholders to the extent such stockholder approval is required under Section
422 of the Code, Rule 16b-3 under the Exchange Act, or any other federal or state law or regulation; provided, however, that, without the consent of an affected Participant, no amendment, alteration, suspension, discontinuation, or termination of the Plan may materially and adversely affect the rights of such Participant under any Award theretofore granted to him or her. The Committee may waive any conditions or rights under, amend any terms of, or amend, alter, suspend, discontinue or terminate, any Award theretofore granted, prospectively or retrospectively; provided, however, that, without the consent of a Participant, no amendment, alteration, suspension, discontinuation or termination of any Award may materially and adversely affect the rights of such Participant under any Award theretofore granted to him or her.

       (c) Applicable Law. The Plan will be administered in accordance with the laws of the State of New York, without regard to its principles of conflict of laws, to the extent not governed by relevant provisions of the Exchange Act and other federal law.

       (d) Shares Authorized. The Committee shall be authorized to make Awards of Stock Options, Conditional Shares or any combination thereof representing up to 900,000 shares of Common Stock, subject to adjustment as provided below. Any shares of Evergreen Common Stock that are delivered to or withheld by the Company to satisfy the tax withholding consequences of an option exercise or the grant or vesting of a conditional share award shall again be available for purposes of the 1995 Stock Incentive Plan.

       (e) Maximum Award. No Participant may receive an Award of Stock Options, Conditional Shares or any combination thereof, representing more than 100,000 shares in any Plan Year, subject to adjustment as provided below.

-- 7 --



       (f) Adjustments in Common Stock for Recapitalizations, Splits, etc. In the event that the Committee shall determine that any dividend in Common Stock, recapitalization, Common Stock split, reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase, or share exchange, or other similar corporate transaction or event, affects the shares of Common Stock such that an adjustment is appropriate in order to prevent dilution or enlargement of the rights of Participants under the Plan, then the Committee shall make such equitable changes or adjustments as it deems appropriate and, in such manner as it may deem equitable, adjust any or all of:

         (i) the number and kind of shares which may thereafter be issued under the Plan,

         (ii) the number and kind of shares, other securities or other consideration issued or issuable in respect of outstanding Awards,

         (iii) the exercise price, grant price, or purchase price relating to any Award, and

         (iv) the Maximum Award; provided, however, in each case that, with respect to Incentive Stock Options, such adjustment shall be made in accordance with Section 424(a) of the Code, unless the Committee determines otherwise. In addition, the Committee is authorized to make adjustments in the terms and conditions of, and the criteria and performance objectives included in, Awards in recognition of unusual or nonrecurring events (including, without limitation, events described in the preceding sentence) affecting the Company or any Affiliate or the financial statements of the Company or any Affiliate, or in response to changes in applicable laws, regulations, or accounting principles.

       (g) Compliance with Legal and Trading Requirements. The Plan, the granting and exercising of Awards thereunder, and the other obligations of the Company under the Plan and any Stock Agreement, shall be subject to all applicable federal and state laws, rules and regulations, and to such approvals by any regulatory or governmental agency as may be required. The Company, in its discretion, may postpone the issuance or delivery of shares of Common Stock under any Award until completion of such stock exchange or market system listing or registration or qualification of such shares of Common Stock or other required action under any state or federal law, rule or regulation as the Company may consider appropriate, and may require any Participant to make such representations and furnish such information as it may consider appropriate in connection with the issuance or delivery of shares of Common Stock in compliance with applicable laws, rules and regulations.
 No provisions of the Plan shall be interpreted or construed to obligate the Company to register any shares Common Stock under federal or state law.

       (h) Unfunded Status of Awards. The Plan is intended to constitute an "unfunded" plan for incentive compensation. With respect to any payments not yet made to a Participant pursuant to an Award, nothing contained in the Plan or any Award shall give any such Participant any rights that are greater than those of a general creditor of the Company; provided, however, that the Committee may authorize the creation of trusts or make other arrangements to meet the Company's obligations under the Plan to deliver cash, shares of Common Stock, other Awards, or other property pursuant to any Award, which trusts or other arrangements shall be consistent with the "unfunded" status of the Plan unless the Committee otherwise determines with the consent of each affected Participant.

       (i) Non-exclusivity of the Plan. Neither the adoption of the Plan by the Board nor its submission to the stockholders of the Company for approval shall be construed as creating any limitations on the power of the Board to adopt such other incentive arrangements as it may deem desirable, including, without limitation, the granting of options and other awards otherwise than under the Plan, and such arrangements may be either applicable generally or only in specific cases.

-- 8 --

       11. Effective Date Of The Plan. The Plan, as amended and restated, shall become effective January 16, 1997, subject to approval by a majority vote of the stockholders of record of the Company at the 1997 annual meeting. The Plan shall terminate on April 1, 2005, or such earlier date as determined by the Board.

Effective Date:  April 20, 1995; amended and restated effective January
     16, 1997.

                     *      *      *      *      *

      IN WITNESS WHEREOF, the undersigned have executed this Agreement on behalf of the Company effective January 16, 1997.

                         Evergreen Bancorp, Inc.





                              By:     /s/ Anthony J. Koenig
                                      Anthony J. Koenig,
                                      Executive Vice President--Administration

-- 9 --
                                                         EXHIBIT 10(g)
                                          [Annual Report on Form 10-K]

      This AMENDMENT NO. 1, dated as of January 16, 1997 (the "Amendment"), to the Evergreen Bancorp, Inc. 1995 Directors Stock Option Plan is made and entered into by EVERGREEN BANCORP, INC., a corporation organized and existing under the laws of the State of Delaware and having its principal office and place of business at 237 Glen Street, Glens Falls, New York 12801 (the "Bank").

      WHEREAS, the Bank has previously established the Evergreen Bancorp, Inc. 1995 Directors Stock Option Plan (the "Plan") to advance the interests of the Bank and its shareholders in attracting, retaining and motivating high quality directors for the Bank; and

      WHEREAS, the number of shares issuable under the formula under the Plan and the maximum number of shares issuable under the Plan should have doubled upon the two-for-one stock split of the Common Stock effected in September, 1996 in the form of a 100% stock dividend;
and

      WHEREAS, the Board of Directors of the Bank has adopted a resolution approving and adopting the amendments to the Plan as set forth herein.

      NOW, THEREFORE, by the power and authority vested in the Board of Directors of the Bank, the Plan is amended to now provide as follows:

      1. Effective Date and Condition Precedent. This Amendment shall be effective upon and expressly conditioned upon the approval of the Bank's stockholders at the 1997 Annual Meeting of Stockholders, scheduled for May 8, 1997.

      2. Defined Terms. Capitalized terms not otherwise defined herein shall have the meaning ascribed to them in the Plan.

      3.      Amendments to the Plan.  The Plan is hereby amended as follows:

      (a) Section II (H) is amended by deleting the word "Member" or "Employee" each time it appears in the Section and replacing it with the word "Participant".

      (b) Section III (A) is hereby amended by deleting it and inserting in lieu thereof "The Plan shall be administered by the Board of Directors of the Bank (the "Administrator")."

      (c) Section IV (A) is hereby amended by deleting the number "200" in the first sentence and replacing it with "1,600", and by adding the following to the end of the Section:

     "B.      The Stock Options granted pursuant to Section IV (A) shall be granted as of and on the date of the Bank's Annual Shareholders' meeting.

     "C.      Consistent with the Plan provisions, and except for authority that would precluded designation of the Bank's Directors from qualifying as a "non-employee director" under Rule 16b-3 ("Rule 16b-3"), as from time to time in effect and applicable to the Plan and Participants, promulgated by the Securities and Exchange Commission under Section
      16 of the Securities Exchange Act of 1934, as amended, the Board as Administrator shall have full and final authority to make additional grants of Stock Options to Participants under the Plan, including but not limited to the right to determine the type and number of Awards to be granted, the number of Shares to which an Award may relate, the terms and conditions of any Award granted under the Plan (including, but not limited to, any exercise price, grant price, or purchase price, provided that the exercise price is equal to or exceeds the Fair Market Value of the Common Stock on the date of grant), any schedule for lapse of restrictions or conditions relating to transferability or forfeiture, exercisability, or settlement of an Award, and waiver or accelerations thereof, and waivers of performance conditions relating to an Award, based in each case on such considerations as the Board shall determine), and all other matters to be determined in connection with an Award."

      (d) Section V (E) is hereby amended by adding the following at the end thereof:

     "If the Participant intends to obtain a permissible broker loan or a simultaneous order to sell the shares of Common Stock issuable upon exercise of any Stock Options, upon the giving of at least 48 hours prior written notice to the Bank, exercise thereof shall not be deemed to occur until the Bank receives the proceeds of the recipient's broker loan or other permitted transaction. In addition, the Administrator shall the authority to impose any other conditions on or provisions for the exercise of any Award not inconsistent with the provisions of the Plan and Rule 16b-3."

      (e) Section VII (D) is hereby amended by deleting it and inserting in lieu thereof the following:

     "Shares Authorized for Issuance--Subject to adjustment as provided in Section VII (E) hereof, the total number of Shares reserved for issuance in connection with Awards under the Plan shall be 90,000.
      No Award may be granted if the number of Shares to which such Award relates, when added to the number of Shares of Common Stock previously issued under the Plan, exceeds the number of Shares of Common Stock reserved under the preceding sentence. If any Awards are forfeited, canceled, terminated, exchanged or surrendered or such Award is settled in cash or otherwise terminates without a distribution of Shares of Common Stock to the Participant, any Shares of Common Stock counted against the number of Shares of Common Stock reserved and available under the Plan with respect to such Award shall, to the extent of any such forfeiture, settlement, termination, cancellation, exchange or surrender, again be available for Awards under the Plan."

      4. Ratification of the Plan. As modified and amended by this Amendment, the Plan is hereby ratified and confirmed.

                            *      *      *      *      *

      IN WITNESS WHEREOF, the undersigned have executed this Agreement as of the date first above written.

                                Evergreen Bancorp, Inc.

                          By: /s/ Anthony J. Koenig
                              Anthony J. Koenig,
                              Executive Vice President--Administration