Form 10-Q
period 1998-03-31
EVERGREEN BANCORP INC
filed 1998-05-12
CIK 351521

FORM 10-Q

		      SECURITIES AND EXCHANGE COMMISSION

			      Washington, DC 20549

	       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
		     THE SECURITIES EXCHANGE ACT OF 1934

		  For the Quarter ended       March 31, 1998

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


Indicate the number of shares outstanding of the Issuer's classes of common stock, as of the latest practicable date:


Class of Common Stock                      Number of Shares Outstanding
					       as of April 30, 1998
$3.33 1/3 Par Value                                8,765,963




















				   INDEX

								    Page No.
PART I    FINANCIAL INFORMATION
Item 1    Financial Statements (unaudited):

	  Consolidated Statements of Income for the Three
	  Months Ended March 31, 1998, and 1997                        1

	  Consolidated Statements of Financial Condition
	  as of March 31, 1998, and December 31, 1997                 2-3

	  Consolidated Statements of Cash Flows for the
	  Three Months Ended March 31, 1998, and 1997                 4-5

	  Notes to Consolidated Interim Financial Statements          6-7

	  Report of Independent Auditors                               8

Item 2    Management's Discussion and Analysis of Financial
	  Condition and Results of Operation                          9-15


PART II   OTHER INFORMATION

Item 1    Legal Proceedings - None

Item 2    Changes in Securities - None

Item 3    Defaults Upon Senior Securities - None

Item 4    Submission of Matters to a Vote of Security Holders - None

Item 5    Other Information - None

Item 6(a) Exhibits - The following exhibits are submitted herewith:

	  Exhibit 27 - Financial Data Schedule
	  Exhibit 99 - Press release dated April 17, 1998, regarding
			the adoption of a Shareholder Rights Plan.

Item 6(b) Reports on Form 8-K - None


















			 CONSOLIDATED STATEMENTS OF INCOME
			     (DOLLARS IN THOUSANDS)
			    (EXCEPT PER SHARE DATA)

						      FOR THE THREE MONTHS
							 ENDED March 31,
						       1998          1997
							   (UNAUDITED)
Interest Income:
  Interest and Fees on Loans                           $14,763       $14,598
  Interest on Investment Secrurities                     4,865         3,327
  Interest on Federal Funds Sold & Bank Deposits           173           368
Total Interest Income                                   19,801        18,301

Interest Expense:
  Interest on Deposits:
	Regular Savings, Interest Checking and
	  Money Market Deposit Accounts                  2,384         2,409
	Other Time                                       6,189         5,069
  Interest on Short-Term Borrowings                        121            51
  Interest on Long-Term Debt                               409           931
Total Interest Expense                                   9,103         7,920
    Net Interest Income                                 10,698        10,381

Provision for Loan Losses                                  495           360
    Net Interest Income After Provision
      for Loan Losses                                   10,203        10,021
Other Income:
  Trust Department Income                                  740           657
  Service Charges on Deposit Accounts                      746           641
  Other                                                    400           408
	Total Other Income                               1,886         1,706

Other Expenses:
  Salaries and Employee Benefits                         4,070         4,043
  Net Occupancy Expense                                    604           585
  Equipment Expense                                        524           496
  Professional Services                                    196           300
  Data Processing                                          617           580
  Supplies and Printing                                    213           212
  Advertising                                              254           263
  Postage                                                  143           148
  OREO Writedowns and Expenses, Net                         85            51
  Other                                                    935         1,016
     Total Other Expenses                                7,641         7,694

Income Before Taxes                                      4,448         4,033
Applicable Income Taxes                                  1,472         1,351
    Net Income                                         $ 2,976       $ 2,682

Earnings Per Common Share:
Average Shares Outstanding                               8,866         9,083
Basic Income Per Share                                 $   .34       $   .30
Diluted Income Per Share                               $   .33       $   .29

See accompanying notes to consolidated interim financial statements.

				      1


		  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
			     (DOLLARS IN THOUSANDS)


						     3/31/98        12/31/97
						   (UNAUDITED)
Assets

Cash and Cash Equivalents:
Cash and Due From Banks                             $ 29,104      $   26,596
Federal Funds Sold                                    16,800               -

	Total Cash and Cash Equivalents               45,904          26,596

Securities:
Securities Available For Sale (Amortized
  cost of $271,851 and $246,567 at 3/31/98
  and 12/31/97, respectively)                        273,085         248,245
Securities Held to Maturity (Fair market
value of $27,859 and $35,586 at 3/31/98 and
  12/31/97, respectively)                             27,007          34,655

Loans:
  Commercial                                         227,778         233,296
  Mortgage                                           316,865         310,839
  Installment                                        136,806         136,480
  Other                                                  114             263

	Total Loans                                  681,563         680,878

Less:
  Allowance for Loan Losses                          (13,039)        (12,831)
  Unearned Income on Loans                            (1,599)         (1,839)

	Loans, net                                   666,925         666,208

Bank Premises and Equipment                           16,445          16,308
Other Real Estate Owned                                  667           1,067
Other Assets                                          18,274          17,082

	Total Assets                              $1,048,307      $1,010,161

							  (Continued)














				      2


		  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
			     (DOLLARS IN THOUSANDS)

Liabilities

Deposits:
  Demand                                          $   93,089      $  102,345
  Regular Savings, Now Accounts and Money
    Market Deposit Accounts                          363,575         339,470
  Certificates of Deposit over $100,000              133,925         110,189
  Other Time                                         319,889         301,672

	Total Deposits                               910,478         853,676

Federal Funds Purchased and Other Short
  Term Borrowings                                      9,053          27,208
Accrued Taxes and Other Liabilities                   17,428          15,311
Long-Term Debt                                        25,465          25,710


	Total Liabilities                            962,424         921,905

Stockholders' Equity
Common Stock $3.33 1/3 Par Value: Shares Authorized
  20,000,000, Shares Issued: 9,633,966 at March
  31, 1998 and December 31, 1997                      32,113          32,113
Surplus                                                6,787           6,787
Undivided Profits                                     60,758          59,225
Accumulated Other Comprehensive Income                   555           1,007
Treasury Stock (868,003 shares at March 31, 1998
  and 727,256 shares at December 31, 1997)           (13,867)        (10,236)
Common Stock Subscribed by ESOP                         (463)           (640)

    Total Stockholders' Equity                        85,883          88,256

    Total Liabilities and Stockholders' Equity    $1,048,307      $1,010,161


See accompanying notes to consolidated interim financial statements.


















				      3


		      CONSOLIDATED STATEMENTS OF CASH FLOW
			     (DOLLARS IN THOUSANDS)

FOR THE THREE MONTHS ENDED MARCH 31,                   1998            1997
(Unaudited)
Cash Flows from Operating Activities:
Net Income . . . . . . . . . . . . . . . . . . . . . . $  2,976     $  2,682
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
   Net Change in Unearned Loan Fees. . . . . . . . . .       24           17
   Net Change in Other Assets and Other Liabilities. .    1,063          820
   Increase in Deferred Tax Benefit. . . . . . . . . .     (146)        (254)
   Gain on Sale of Loans, Securities and OREO. . . . .      (25)           -
   Write-Down of Other Real Estate . . . . . . . . . .       50            -
   Depreciation. . . . . . . . . . . . . . . . . . . .      468          445
   Provision for Loan Losses . . . . . . . . . . . . .      495          360
   Amortization of Premiums & Accretion of
     Discounts on Securities, Net. . . . . . . . . . .      203          108
	Net Cash Provided By Operating Activities. . .    5,108        4,178

Cash Flows From Investing Activities:
Proceeds From:
  Sales of Securities Available for Sale . . . . . . .   12,431            -
  Maturities of Securities Available for Sale. . . . .   30,985       10,913
  Maturities of Securities Held to Maturity. . . . . .    7,635          595
Purchases of Securities Available for Sale . . . . . .  (68,880)     (24,675)
Purchases of Securities Held to Maturity . . . . . . .        -       (3,000)
Proceeds From Sales of Loans . . . . . . . . . . . . .    2,909          375
Change in Credit Card and Check Overdraft Receivables.      345           21
Proceeds From Sales of Other Real Estate . . . . . . .      341            -
Net Increase in Loans. . . . . . . . . . . . . . . . .   (4,466)      (4,526)
Capital Expenditures . . . . . . . . . . . . . . . . .     (605)        (785)

	Net Cash Used By Investing Activities           (19,305)     (21,082)

Cash Flows From Financing Activities:
Net Increase in Deposits . . . . . . . . . . . . . . .   56,802       28,084
Net (Decrease)/Increase in Short-Term Borrowings . . .  (18,155)          72
Payments on Long Term Debt . . . . . . . . . . . . . .      (68)        (160)
Proceeds from Sale of Treasury Shares. . . . . . . . .      316          228
Payments for Purchase of Treasury Shares . . . . . . .   (4,054)      (1,524)
Dividends Paid . . . . . . . . . . . . . . . . . . . .   (1,336)      (1,186)

	Net Cash Provided By Financing Activities        33,505       25,514

Net Increase in Cash and Cash Equivalents. . . . . . .   19,308        8,610
Cash and Cash Equivalents at Beginning of Year . . . .   26,596       56,130
Cash and Cash Equivalents at End of Quarter. . . . . . $ 45,904     $ 64,740

							     (Continued)






								  (Continued)
				      4


		      CONSOLIDATED STATEMENTS OF CASH FLOW
			     (DOLLARS IN THOUSANDS)

Supplemental Disclosure of Cash Flows:
Interest Paid. . . . . . . . . . . . . . . . . . . . . $  8,828     $  7,719
Taxes Paid . . . . . . . . . . . . . . . . . . . . . .      853           21

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Certain properties which were foreclosed upon were transferred from loans to other real estate in the amount of $218,000 during the three months ended March 31, 1997. No such transfers occurred during 1998.

The Company borrowed $1,600,000 which was used to subscribe for common stock of the Company in 1990. Payments were made on the ESOP loan in the amount of $177,000 and $168,000 during the three months ended March 31, 1998 and 1997, respectively.

As a result of the adoption of Statement of Financial Accounting Standards No. 115, securities available for sale are recorded at fair value. The unrealized gain on these securities was $1,234,000 at March 31, 1998. The adjustment to Accumulated Other Comprehensive Income, for the unrealized loss was $740,000, net of deferred income tax expense of $494,000.

At March 31, 1997, these securities had an unrealized loss of $955,000. The adjustment to Accumulated Other Comprehensive Income, net of the deferred tax benefit of $382,000, was $537,000.

See accompanying notes to consolidated interim financial statements.

	      NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
				 (UNAUDITED)

1. Financial Statement Presentation

The accompanying consolidated financial statements consist of Evergreen Bancorp, Inc. (the" Company") and the financial statements of its wholly owned subsidiary, Evergreen Bank, N.A. The unaudited consolidated interim financial statements have been prepared according to the rules of the Securities and Exchange Commission. In the opinion of the Company, the accompanying unaudited consolidated interim financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1998, the results of operations for the three months ended March 31, 1998 and 1997 and cash flows for the three months ended March 31, 1998 and 1997. All adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations applicable to interim financial statements.

The accompanying interim consolidated financial statements should be read in conjunction with the Evergreen Bancorp, Inc. consolidated year-end financial statements, including notes thereto, which are included in the Evergreen Bancorp, Inc. 1997 Annual Report and Form 10-K.

2.    Payment of Dividends.

The Registrant is a legal entity separate and distinct from its' bank subsidiary. The principal source of cash flow of the Registrant, including cash flow to pay dividends to its stockholders, is dividends from Evergreen Bank, N.A. The subsidiary bank is required to meet various legal requirements prior to the payment of dividends to the Company. Without the payment of dividends from Evergreen Bank, N.A. the Company would not be able to pay dividends to its stockholders.

3. Comprehensive Income

On January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income.) This statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income includes the reported net income of a company adjusted for items that are currently accounted for as direct entries to equity such as the mark to market adjustment on securities available for sale, foreign currency items and minimum pension liability adjustments. At the Company, comprehensive income represents net income plus other comprehensive income, which consists of the net change in unrealized gains or losses on securities available for sale for the period and changes to the minimum pension liability adjustments. Accumulated other comprehensive income represents the net unrealized gains or losses on securities available for sale and the net minimum pension liability adjustments as of the balance sheet dates.

Comprehensive income for the three months ended March 31, 1998 and March 31, 1997 was $2,524,000 and $2,085,000, respectively.

	      NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
				 (Unaudited)
				 (Continued)

4. Earnings Per Share

The following table shows the reconciliation of basic to diluted earings per share:

		  Computation of Net Income Per Common Share
		(Dollars in Thousands, except Per Share Amounts)

						Three Months Ended March 31,

						    1998            1997
Basic Earnings Per Share
Average Shares Outstanding                        8,866,000       9,083,000
Net Income                                         $  2,976        $  2,682
Basic Earnings Per Share                           $    .34        $    .30

Diluted Earnings Per Share
Average Shares Outstanding                        8,866,000       9,083,000
Dilutive Effect of Stock Options                    162,000         112,000
Average Potential Shares                          9,028,000       9,195,000
Net Income                                         $  2,976        $  2,682
Diluted Earnings Per Share                         $    .33        $    .29

		       Independent Auditors' Review Report

The Board of Directors and Stockholders
Evergreen Bancorp, Inc.:

We have reviewed the consolidated statement of financial condition of Evergreen Bancorp, Inc. and subsidiaries as of March 31, 1998 and the related consolidated statements of income for the three-month periods ended March 31, 1998 and 1997, and the consolidated statements of cash flows for the three-month periods ended March 31, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of financial condition of Evergreen Bancorp, Inc. and subsidiaries as of December 31, 1997, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 23, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of financial condition as of December 31, 1997, is fairly presented, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.


/s/ KPMG PEAT MARWICK LLP
Albany, New York
May 8, 1998

		    MANAGEMENT'S DISCUSSION AND ANALYSIS
			 OF FINANCIAL CONDITION AND
			    RESULTS OF OPERATIONS

FINANCIAL REVIEW

The principal source of earnings for the Company is its single banking subsidiary, Evergreen Bank, N.A. All discussions herein refer to the banking activities of the Company's banking subsidiary unless otherwise noted.

When used in this quarterly Report on Form 10-Q, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "est-imate," "project" or similar expressions are intended to identify "forward -looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including, changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake, and specifically disclaims, any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such events or to reflect the occurance of anticipated or unanticipated events.


SUMMARY OF RESULTS OF OPERATIONS

Net income for the quarter ended March 31, 1998, was $2,976,000 compared to $2,682,000 for the same quarter last year. This represents an increase of $294,000 or 11.0%. The primary reasons for the increase from the first quarter of 1997 were an increase in net interest income of $317,000 and an increase in other operating income of $180,000. These increases were partially offset by an increase in the provision for loan losses of $135,000. As a result of the changes noted, pretax income increased $415,000 or 10.3%. Diluted net income per share for the quarter ended March 31, 1998, was $.33 compared to $.29 per share for the March 31, 1997 quarter. This represents an increase of 13.8%. The annualized return on average assets for the first quarter is 1.18% compared to 1.17% for the first quarter last year. The annualized return on average stockholders' equity for the first quarter of 1998 was 13.7% as compared to 12.7% for the same period in 1997. The increase in the returns on average assets and stockholders' equity are due primarily to the increased level of net income.

NET INTEREST INCOME

Net interest income for the first quarter of 1998 was $10,698,000 compared to $10,381,000 for the same period of 1997, an increase of $317,000. On a taxable equivalent basis, net interest income was $10,840,000 for the quarter ended March 31, 1998 compared to $10,497,000 for the quarter ended March 31, 1997.

		    MANAGEMENT'S DISCUSSION AND ANALYSIS
			 OF FINANCIAL CONDITION AND
			    RESULTS OF OPERATIONS
				  CONTINUED

This represents a increase of $343,000 or 3.3%. The increase in net interest income on a taxable equivalent basis resulted primarily from an increase in volume as the net interest margin declined by 34 basis points. Rates paid on costing liabilities rose 16 basis points while rates received on earning assets declined by 20 basis points. The increase in rates paid on costing liabilities was a result of liabilty growth being concentrated in the higher cost time deposit category. Average time deposits increased $68,706,000 or 18.6% due primarily promotions relating to branch openings during 1997. The decrease in rates received on earning assets was primarily attributable to a larger proportion of lower yielding investment securities. Average taxable investment securities increased $88,513,000 or 46.2%

ALLOWANCE FOR LOAN LOSSES

The Company's allowance for loan losses at March 31, 1998, has increased $208,000 to $13,039,000 from the December 31, 1997 level. As a percent of total loans, net of unearned income, the allowance was approximately 1.9% at March 31, 1998. The allowance represents approximately 229.8% of the nonper-forming loans at quarter end. The provision for loan losses for the quarters ended March 31, 1998 and 1997 was $495,000 and $360,000, respectively. The increase in the provision is a reflection of continued loan growth and a somewhat higher level of consumer installment loan charge-offs during recent periods.

The allowance for loan losses represents amounts available for future credit losses and reflects management's ongoing detailed review of certain individual credits, as well as analysis of the historic net charge-off experience of the portfolio, an evaluation of current and anticipated economic conditions, peer group statistics and other pertinent factors.

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


The following table presents information concerning non-performing loans and other real estate:
						    3/31/98       12/31/97
						    (Dollars In Thousands)

			Non-Accrual                $  4,821        $ 4,838
			Past Due 90 Days                854            951

			  Total Non-Performing
			    Loans                  $  5,675        $ 5,789

			Other Real Estate          $    667        $ 1,067

		    MANAGEMENT'S DISCUSSION AND ANALYSIS
			 OF FINANCIAL CONDITION AND
			    RESULTS OF OPERATIONS
				  CONTINUED


The majority of the Company's non-performing loans consist of commercial and commercial real estate loans. There is no distinct concentration as to type of borrower within these classifications.

OTHER INCOME AND EXPENSE

Other income for the three months ended March 31, 1998, was $1,886,000, comp-ared to $1,706,000 for the same quarter last year, an increase of $180,000 or 10.6%. This increase was largely due to an increase in trust income of $83,000 to $740,000 and an increase in service fee income of $105,000 to $746,000.

Other expense for the three months ended March 31, 1998 was $7,641,000, comp-ared to $7,694,000 for the first three months last year. This represents a decrease of $53,000 or 0.7%. Salaries and benefits continue to represent the largest portion of other expense, however the increase in this expense category from prior year levels, was a nominal 0.7%. Occupancy expense rose 4.3% from prior year levels due to the ongoing branch expansion program. Late in the first quarter the Company opened its' twenty-eigth banking office. Other operating expenses declined $161,000 compared to the same quarter of the prior year.

INCOME TAX EXPENSE

Income tax expense for the three months ended March 31, 1998, was $1,472,000 as compared to $1,351,000 for the three months ended March 31, 1997, an increase of $121,000 or 9.0%. The effective income tax rate for the first quarter of this year was 33.1% as compared to 33.5% for the same quarter last year. This decrease in the effective income tax rate is attributed to timing differances and somewhat higher levels of tax exempt income.

CAPITAL AND LIQUIDITY

At March 31, 1998, stockholders' equity was $85,883,000 as compared to $88,256,000 at December 31, 1997, a decrease of $2,373,000 or 2.7%. The decrease in stockholders' equity is primarily a result of the retention of earnings of $1,640,000 and a reduction of the ESOP balance of $177,000 being offset by net treasury share transactions of $3,738,000 and a decrease in the valuation of securities available for sale, net of deferred tax benefit of $452,000.

The following table sets forth the Company's risk based capital ratios as of March 31, 1998 and the minimum regulatory guidelines:

				Evergreen        Well Capitalized
Risk-Based                    Bancorp, Inc.         Regulatory
 Ratios                      March 31, 1998         Guidelines

Leverage Ratio                    8.1 %                 5.0 %
Tier 1                           13.1 %                 6.0 %
Total Capital                    14.4 %                10.0 %

		    MANAGEMENT'S DISCUSSION AND ANALYSIS
			 OF FINANCIAL CONDITION AND
			    RESULTS OF OPERATIONS
				  CONTINUED


Average federal funds sold for the three months ended March 31, 1998 was $12,618,000 compared to $27,659,000 for the three months ended March 31, 1997. Net cash provided by operating activities was $5,108,000 for the first quarter of 1998 as compared to net cash provided of $4,178,000 for the three months ended March 31, 1997. Net cash used by investing activities was $19,305,000 for the first quarter of 1998 as compared to net cash used of $21,082,000 for the same period last year. Although the amounts provided are substantially the same, investing activity has increased significantly due to increases in loan and investment repayments resulting from lower interest rates. Net cash provided by financing activities was $33,505,000 for the first quarter of 1998 as compared to $25,514,000 provided by financing activities for the first quarter of 1997. The main source of cash provided by financing activities continues to be from increases in deposits in the other time deposit category. The level of cash and cash equivalents was $45,904,000 at March 31, 1998 compared to $64,740,000 at March 31, 1997.

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

Portions of income earned on certain Commercial Loans, US Government Obliga-tions and Obligations of State and Political Subdivisions are exempt from Federal and/or State taxation. Appropriate adjustments have been made to reflect the equivalent amount of taxable income that would have been necessary to generate an equal amount of after tax income. The taxable equivalent adjustment is based on a marginal Federal income tax rate of 35.0% and a marginal State income tax rate of 9.0%.

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

					For the three months ended
				    March 31, 1998  VS  March 31, 1997

				   INCREASE / (DECREASE)         TOTAL
				     DUE TO CHANGE IN           INCREASE/
				   VOLUME           RATE       (DECREASE)
Interest Earned:
Loans
  Taxable                           $  370        $ (255)      $  115
  Tax-Exempt                            74             -           74
Investment Securities
  Taxable                            1,493)           11        1,504
  Tax-Exempt                            57           (29)          28
Federal Funds Sold &
Interest-Bearing Deposits             (206)           11         (195)

Changes in Total Interest
     Income                          1,788          (262)       1,526

Less Interest Expense Incurred:
Regular Savings, NOW and MMDAs          52           (77)         (25)
Time Deposits                          965           155        1,120
Short-Term Borrowings                   73            (3)          70
Long Term Debt                          (8)           26           18
Changes in Total Interest
     Expense                         1,082           101        1,183

     Changes in Net Interest
     Income                         $  706        $ (363)      $  343

		    MANAGEMENT'S DISCUSSION AND ANALYSIS
			 OF FINANCIAL CONDITION AND
			    RESULTS OF OPERATIONS
				  CONTINUED

Average Balances For The Three Months Ended March 31, 1998

					     Interest     Average
				Average      Income/       Yield/
				Balance      Expense        Rate
     Assets:
     Loans
       Taxable                  $660,436      $14,559        8.94%
       Tax Exempt                 15,606          288        7.48%
     Securities
       Taxable                   280,036        4,724        6.84%
       Tax Exempt                  9,896          199        8.16%
     Federal Funds Sold &
     Interest Bearing Deposits    12,618          173        5.56%

      Total Earning Assets       978,592       19,943        8.27%

     Allowance for Loan
       Losses                    (12,996)
     Cash and Due from Banks      22,329
     Other Non-Earning Assets     35,410

	  Total Assets        $1,023,335

     Liabilities and
     Stockholders' Equity:
     Regular Savings, NOW
       and MMDAs                $352,421        2,384        2.74%
     Time Deposits               438,859        6,189        5.72%
     Short-Term Borrowings        10,028          121        4.89%
     Long Term Debt               25,491          409        6.51%

     Total Interest
       Bearing Liabilities       826,799        9,103        4.47%

     Demand Deposits              92,853
     Other Liabilities            16,903
     Stockholders' Equity         86,780
     Total Liabilities and
       Stockholders' Equity   $1,023,335

     Net Interest Income (Tax
       Equivalent Basis)                       10,840
     Tax Equivalent Adjustment                   (142)

     Net Interest Income                     $ 10,698

     Net Interest Rate Spread                                3.80%

     Net Interest Margin                                     4.49%

		    MANAGEMENT'S DISCUSSION AND ANALYSIS
			 OF FINANCIAL CONDITION AND
			    RESULTS OF OPERATIONS
				  CONTINUED

Average Balances For The Three Months Ended March 31, 1997

					     Interest     Average
				Average      Income/       Yield/
				Balance      Expense        Rate
     Assets:
     Loans
       Taxable                  $643,780      $13,402        9.19%
       Tax Exempt                 11,598          307        8.06%
     Securities
       Taxable                   191,523        3,157        6.58%
       Tax Exempt                  7,214          329        9.77%
     Federal Funds Sold &
     Interest Bearing Deposits    27,659          209        5.40%

      Total Earning Assets       881,774       17,404        8.49%

     Allowance for Loan
       Losses                    (12,527)
     Cash and Due from Banks      29,833
     Other Non-Earning Assets     32,752

	  Total Assets          $931,832

     Liabilities and
     Stockholders' Equity:
     Regular Savings, NOW
       and MMDAs                $344,813        2,345        2.78%
     Time Deposits               370,153        4,460        5.60%
     Short-Term Borrowings         4,004           43        5.06%
     Long Term Debt               25,985          418        7.22%

     Total Interest
       Bearing Liabilities       744,955        7,266        4.26%

     Demand Deposits              88,759
     Other Liabilities            12,608
     Stockholders' Equity         85,510
     Total Liabilities and
       Stockholders' Equity     $931,832

     Net Interest Income (Tax
       Equivalent Basis)                       10,497
     Tax Equivalent Adjustment                   (116)

     Net Interest Income                     $ 10,381

     Net Interest Rate Spread                                4.16%

     Net Interest Margin                                     4.83%

				 Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned duly authorized.

				      EVERGREEN BANCORP, INC.

 May 8, 1998                     /s/ George W. Dougan
     Date                             George W. Dougan
				      President and Chief Executive Officer
				      (Principal Executive Officer)


 May 8, 1998                     /s/ George L. Fredette
     Date                             George L. Fredette,
				      Senior Vice President, Chief
				      Financial Officer
				      (Principal Accounting Officer)









































Exhibit 99 - Press Release

Evergreen Bancorp                                                        NEWS

For Immediate Release                           Contact: George W. Dougan
							 Chaiman and CEO
							 (518) 792-1151

	EVERGREEN BANCORP, INC. ADOPTS SHAREHOLDER RIGHTS PLAN

Glens Falls, New York (April 17, 1998) - George W. Dougan, Chairman and Chief Executive Officer of Evergreen Bancorp, Inc. today announced that its Board of Directors has approved a Shareholder Rights Plan designed to discourage takeovers that involve tactics that do not provide fair value to shareholders. The plan is similar to plans adopted by many other publicly traded companies.

  "We believe Evergreen has a strong banking franchise in its key markets and that we have the people, products and support systems necessary to prosper as an independent entity," Dougan stated. "Although the Bank has from time to time held discussions with various parties about possible business combina-tions, the Board of Directors has determined that the Share Rights Purchase Plan is an effective and reasonable method to safeguard the interests of our shareholders, employees and customers."

  Details of the Plan will be set forth in filings with the Securities and Exchange Commission

  Evergreen bancorp, Inc. with headquarters in Glens Falls, New York, operates 28 banking offices in northeastern New York, including Albany, Clinton, Columbia, Rensselaer, Saratoga, Schenectady, Warren, and Washington Counties.