Form 10-Q
period 1998-06-30
EVERGREEN BANCORP INC
filed 1998-08-13
CIK 351521

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC 20549



                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter ended June 30, 1998

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


                 237 GLEN STREET, GLENS FALLS, NEW YORK 12801
                 --------------------------------------------
                   (Address of principal executive offices)


     Registrant's telephone number, including area code:   (518) 792-1151
                                                           --------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securi-ties Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
     the past 90 days.   Yes   X     No
                             -----      -----

     Indicate the number of shares outstanding of each Issuer's classes of common stock, as of the latest practicable date:


     Class of Common Stock                   Number of Shares Outstanding
                                                  as of July 31, 1998
      -------------------                         -------------------
      $3.33 1/3 Par Value                              8,785,176









                   EVERGREEN BANCORP, INC. AND SUBSIDIARIES

                                     INDEX

                                                                  Page No.
                                                                  --------
     PART I         FINANCIAL INFORMATION
     ------

     Item 1    Financial Statements (unaudited):

               Consolidated Statements of Income for the Three
               Months Ended June 30, 1998, and 1997                  1

               Consolidated Statements of Income for the Six
               Months Ended June 30, 1998, and 1997                  2

               Consolidated Statements of Financial Condition
               as of June 30, 1998, and December 31, 1997           3-4

               Consolidated Statements of Cash Flows for the
               Six Months Ended June 30, 1998 and 1997              5-6

               Notes to Consolidated Interim                        7-9
               Financial Statements

               Report of Independent Auditors                        10

     Item 2    Management's Discussion and Analysis                11-21

     Item 3    Not Applicable


     PART II        OTHER INFORMATION
     -------

     Item 1    Legal Proceedings - None

     Item 2    Changes in Securities - None

     Item 3    Defaults Upon Senior Securities - None

     Item 4    Submission of Matters to a Vote of Security Holders -
                Annual meeting of Shareholders, See Attached Item 4 -
                Matters

     Item 5    Other Information - None

     Item 6    Exhibits and reports on Form 8-K











                            EVERGREEN BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                            (Dollars in Thousands)
                            (Except Per Share Data)
                                                            Three Months
                                                           Ended June 30,
                                                           1998      1997
                                                             (Unaudited)
     Interest Income:
       Interest and Fees on Loans                        $14,701   $14,484
       Interest on Investment Securities                   5,073     4,101
       Interest on Federal Funds Sold & Bank Deposits        216       475
                                                         -------   -------
     Total Interest Income                                19,990    19,060
                                                         -------   -------
     Interest Expense:
       Interest on Deposits:
       Regular Savings, Interest Checking and Money
          Market Deposit Accounts                          2,387     2,431
       Other Time                                          6,530     5,664
       Interest on Short-Term Borrowings                     121        62
       Interest on Long-Term Debt                            410       421
                                                         -------   -------
          Total Interest Expense                           9,448     8,578
                                                         -------   -------
     Net Interest Income                                  10,542    10,482
     Provision for Loan Losses                               495       450
                                                         -------   -------
     Net Interest Income After Provision for
          Loan Losses                                     10,047    10,032
                                                         -------   -------
     Other Income:
       Trust Department Income                               744       640
       Service Charges on Deposit Accounts                   763       695
       Net Gain on Security Transactions                      35         9
       Other                                                 458       313
                                                         -------   -------
          Total Other Income                               2,000     1,657
                                                         -------   -------
     Other Expense:
       Salaries and Employee Benefits                      4,191     4,019
       Net Occupancy and Equipment Expense                   980     1,049
       Other Expense                                       2,670     2,655
                                                         -------   -------
          Total Other Expense                              7,841     7,723
                                                         -------   -------
     Income Before Taxes                                   4,206     3,966
     Applicable Income Taxes                               1,264     1,294
                                                         -------   -------
     Net Income                                          $ 2,942   $ 2,672
                                                         =======   =======
     Earnings Per Common Share:
     Average Shares Outstanding - Basic                    8,776     9,010
     Basic Income Per Share                              $   .34  $    .30
     Diluted Income Per Share                            $   .33  $    .29

     See accompanying notes to consolidated interim financial statements.

                            EVERGREEN BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                            (Dollars in Thousands)
                            (Except Per Share Data)
                                                             Six Months
                                                           Ended June 30,
                                                           1998      1997
                                                             (Unaudited)
     Interest Income:
       Interest and Fees on Loans                        $29,464   $29,082
       Interest on U.S. Government & Agency Obligations    9,938     7,436
       Interest on State & Municipal Obligations             389       843
                                                         -------   -------
          Total Interest Income                           39,791    37,361
                                                         -------   -------
     Interest Expense:
       Interest on Deposits:
       Regular Savings, Interest Checking and Money
            Market Deposit Accounts                        4,771     4,840
       Other Time                                         12,719    10,733
       Interest on Short-Term Borrowings                     242       113
       Interest on Long-Term Debt                            819       812
                                                         -------   -------
          Total Interest Expense                          18,551    16,498
                                                         -------   -------
     Net Interest Income                                  21,240    20,863
     Provision for Loan Losses                               990       810
                                                         -------   -------
     Net Interest Income After Provision for
       Loan Losses                                        20,250    20,053
                                                         -------   -------
     Other Income:
       Trust Department Income                             1,484     1,297
       Service Charges on Deposit Accounts                 1,509     1,336
       Net Gain on Security Transactions                      45         9
       Other                                                 849       721
                                                         -------   -------
          Total Other Income                               3,887     3,363
                                                         -------   -------
     Other Expenses:
       Salaries and Employee Benefits                      8,261     8,062
       Net Occupancy Expense                               2,108     2,130
       Equipment Expense                                   5,114     5,225
                                                         -------   -------
          Total Other Expenses                            15,483    15,417
                                                         -------   -------
     Income Before Taxes                                   8,654     7,999
     Applicable Income Taxes                               2,736     2,645
                                                         -------   -------
     Net Income                                          $ 5,918   $ 5,354
                                                         =======   =======
     Earnings Per Common Share:
     Average Shares Outstanding - Basic                    8,821     9,047
     Basic Income Per Share                              $   .67   $   .59
     Diluted income Per Share                            $   .66   $   .58

     See accompanying notes to consolidated interim financial statements.

                            EVERGREEN BANCORP, INC.
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                            (Dollars in Thousands)

                                                      6/30/98     12/31/97
                                                    (Unaudited)
     Assets:
     Cash and Cash Equivalents:
     Cash and Due From Banks                         $   27,286   $   26,596
     Federal Funds Sold                                   7,200            -
                                                     ----------   ----------
             Total Cash and Cash Equivalents             34,486       26,596
                                                     ----------   ----------
     Securities:
     Securities Available For Sale (Amortized
       cost of $304,334 and $246,567 at 6/30/98
       and 12/31/97, respectively)                      305,616      248,245
     Securities Held to Maturity (fair value
       of $16,488 and $35,586 at 6/30/98
       and 12/31/97, respectively)                       15,716       34,655
                                                     ----------   ----------
          Total Securities                              321,332      282,900
                                                     ----------   ----------
     Loans:
     Commercial                                         223,220      233,296
     Mortgage                                           325,253      310,839
     Installment                                        139,376      136,480
     Other                                                   64          263
                                                     ----------   ----------
          Total Loans                                   687,913      680,878
     Less:
       Allowance for Loan Losses                        (12,454)     (12,831)
       Unearned Income on Loans                          (1,388)      (1,839)
                                                     ----------   ----------
          Loans, Net                                    674,071      666,208
                                                     ----------   ----------

     Bank Premises and Equipment, net                    16,462       16,308
     Other Real Estate Owned                              1,974        1,067
     Other Assets                                        18,871       17,082
                                                     ----------   ----------
          Total Assets                               $1,067,196   $1,010,161
                                                     ==========   ==========

                                                           (Continued)

                            EVERGREEN BANCORP, INC.
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   CONTINUED
                            (Dollars in Thousands)

                                                      6/30/98      12/31/97
                                                    (Unaudited)
     Liabilities:
     Deposits:
       Demand                                        $   98,836   $  102,345
       Regular Savings, Interest Checking and
        Money Market Deposit Accounts                   371,714      339,470
       Certificates of Deposit over $100,000            125,661      110,189
       Other Time                                       328,744      301,672
                                                     ----------   ----------
          Total Deposits                                924,955      853,676
                                                     ----------   ----------
     Federal Funds Purchased and Other Short
       Term Borrowings                                   10,534       27,208
     Accrued Taxes and Other Liabilities                 18,685       15,311
     Long-Term Debt                                      25,395       25,710
                                                     ----------   ----------
          Total Liabilities                             979,569      921,905
                                                     ----------   ----------

     Stockholders' Equity:
     Common Stock $3.33 1/3 Par Value:  Authorized-
       20,000,000; Shares Issued 9,633,966 at June 30,
       1998 and December 31, 1997                        32,113       32,113
     Surplus                                              6,787        6,787
     Undivided Profits                                   62,335       59,225
     Accumulated Other Comprehensive Income                 519        1,007
     Treasury Stock (852,156 shares at June 30, 1998
       and 727,256 shares at December 31, 1997)         (13,664)     (10,236)
     Common Stock Subscribed by ESOP                       (463)        (640)
                                                     ----------   ----------
          Total Stockholders' Equity                     87,627       88,256
                                                     ----------   ----------
          Total Liabilities and Stockholders' Equity $1,067,196   $1,010,161
                                                     ==========   ==========


     See accompanying notes to consolidated interim financial statements.

                            EVERGREEN BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)
                                                           Six Months
                                                         Ended June 30,
                                                         1998      1997

                                                        ------    ------
     Cash Flows from Operating Activities:
     Net Income. . . . . . . . . . . . . . . . . . .  $  5,918  $  5,354
     Adjustments to Reconcile Net Income to
     Net Cash Provided by Operating Activities:
       Net Change in Unearned Loan Fees. . . . . . .        35        29
       Net Change in Other Assets and Liabilities. .     1,634     1,643
       Gain on Sale of Loans, Securities & OREO. . .      (102)      (12)
       Increase in Deferred Tax Benefit. . . . . . .      (141)     (581)
       Loss on Write-Down of Other Real Estate . . .        67         -
       Depreciation. . . . . . . . . . . . . . . . .       949       873
       Provision for Loan Losses . . . . . . . . . .       990       810
       Amortization of Premiums & Accretion of
               Discounts on Securities, Net. . . . .       703       248
                                                        ------    ------

          Net Cash Provided By Operating Activities.    10,053     8,364
                                                        ------    ------
     Cash Flows From Investing Activities:
     Proceeds From:
       Sales of Securities Available for Sale. . . .    13,660       532
       Maturities of Securities Available for Sale .    69,492    27,095
       Maturities of Securities Held to Maturity . .    18,924     1,928
     Purchases of Securities Available for Sale. . .  (141,562)  (72,791)
     Purchases of Securities Held to Maturity. . . .         -   (21,903)
     Proceeds From Sales of Loans. . . . . . . . . .     8,032       375
     Change in Credit Card and
       Check Overdraft Receivables . . . . . . . . .      (120)     (123)
     Proceeds From Sales of Other Real Estate. . . .       461       246
     Net Increase in Loans . . . . . . . . . . . . .   (18,178)   (5,457)
     Capital Expenditures. . . . . . . . . . . . . .    (1,103)   (1,945)
                                                        ------    ------
          Net Cash Used By
            Investing Activities . . . . . . . . . .   (50,394)  (72,043)
                                                        ------    ------
     Cash Flows From Financing Activities:
     Net Increase in Deposits. . . . . . . . . . . .    71,279    47,750
     (Decrease)/Increase in Short-Term Borrowings. .   (16,674)    2,960
     Payments on Long Term Debt. . . . . . . . . . .      (138)     (226)
     Proceeds From Sale of Treasury Stock. . . . . .       601       307

                                                           (Continued)

                            EVERGREEN BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   CONTINUED
                            (Dollars in Thousands)

     The Six Months Ended June 30,                       1998      1997
                                                           (Unaudited)
                                                       -------   -------

     Payments for Purchase of Treasury Stock. . . .     (4,184)   (2,918)
     Dividends Paid . . . . . . . . . . . . . . . .     (2,653)   (2,361)
                                                       -------   -------
          Net Cash Provided By
            Financing Activities. . . . . . . . . .     48,231    45,512
                                                       -------   -------
     Net Increase/(Decrease) in Cash and
       Cash Equivalents . . . . . . . . . . . . . .      7,890   (18,167)
     Cash and Cash Equivalents at Beginning of Year     26,596    56,130
                                                       -------   -------
     Cash and Cash Equivalents at End of Quarter. .   $ 34,486  $ 37,963
                                                       =======   =======
     Supplemental Disclosure of Cash Flows:
     Interest Paid. . . . . . . . . . . . . . . . .   $ 18,172  $ 16,204
     Taxes Paid . . . . . . . . . . . . . . . . . .      1,069       662

     Supplemental Schedule of Non-Cash Investing and Financing Activities:
     Certain properties which were foreclosed upon were transferred from loans to other real estate in the amount of $1,426,000 and $561,000 during the six months ended June 30, 1998 and 1997, respectively.

     Payments were made on the ESOP loan in the amount of $177,000 and $168,000 during the six months ended June 30, 1998 and 1997, respectively.

     As a result of the adoption of Statement of Financial Accounting Standard No. 115, securities available for sale are recorded at fair value. The unrealized gain on these securities was $1,282,000 at June 30, 1998. The adjustment to stockholders' equity for the unrealized gain was $769,000, net of deferred income tax expense of $513,000.

     At June 30, 1997, securities available for sale had an unrealized gain of $352,000. The adjustment to stockholders equity net of deferred income tax benefit of $141,000, was $211,000.







     See accompanying notes to consolidated interim financial statements.

                            EVERGREEN BANCORP, INC.
              NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS


     1. Financial Statement Presentation

     The accompanying interim consolidated financial statements consist of Evergreen Bancorp, Inc. (the "Company") and the financial statements of its wholly owned subsidiary, Evergreen Bank, N.A. The unaudited consoli-dated interim financial statements have been prepared according to the rules of the Securities and Exchange Commission. In the opinion of the Company, the accompanying unaudited consolidated interim financial statements contain all adjustments necessary to present fairly the finan-cial position as of June 30, 1998, the results of operations for the three and six months ended June 30, 1998 and 1997 and cash flows for the six months ended June 30, 1998 and 1997. All adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations applicable to interim financial statements.

     The accompanying interim consolidated financial statements should be read in conjunction with the Evergreen Bancorp, Inc. consolidated year-end financial statements, including notes thereto, which are included in the Evergreen Bancorp, Inc. 1997 Annual Report and Form 10-K.

     2. Proposed Merger

     On July 31, 1998, the Company announced that it entered into an Affiliation Agreement and Plan of Reorganization (the "Affiliation Agreement") with Banknorth Group, Inc., Burlington, Vermont (Banknorth) for the merger of the Company with and into Banknorth. Banknorth will be the surviving corporation, and the Company's principal bank subsidiary, Evergreen Bank, N.A., would be operated as a separate subsidiary of Banknorth. In consideration of the merger, each outstanding share of common stock of the Company will be exchanged for .9 shares of Banknorth common stock. Consummation of the merger is subject to satisfaction of a number of conditions, including, among other things, stockholder and regulatory approval and the receipt of a written fairness opinion by the Company that the consideration offered pursuant to the Affiliation Agree-ment is fair from a financial point of view to the stockholders of the Company. It is currently anticipated that the merger would be consummated at the end 1998, although no assurances can be given at this time.

     The Company announced the termination and rescission of its stock repurchase program in connection with the Affiliation Agreement. Through July 31, 1998, the Company had purchased 231,000 shares of its Common Stock under the most recent program, leaving 251,000 shares remaining to be purchased at the time the repurchase program was terminated.

     Directors of the Company have entered into Stockholder Letter Agreements with Banknorth stipulating that each direcor will vote those shares which he or she has sole voting power in favor of the merger.

     In connection with the Affilition Agreement, the Company and Banknorth have entered into a Stock Option Agreement dated July 31, 1998, (the "Stock Option Agreement") pursuant to which Banknorth has the right to

              NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                 (Unaudited)
                                 (Continued)

     purchase up to 1,888,923 shares of Company common stock, not to exceed 19.9% of the outstanding shares, at a price equal to $27.75, per share exercisable under certain conditions.

     Banknorth  has  filed  with  the  Securities  and  Exchange  Commission a
     Schedule 13D, Commission File No. 0-18173, on August 10, 1998, including as exhibits thereto the Affiliation Agreement, the Stock Option Agree-ment, the Agreement and Plan of Merger, dated July 31, 1998, and the form of the Stockholder Letter Agreements entered into by the Company's Directors.

     3. Payment of Dividends

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

     4. Comprehensive Income

     On January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of compre-hensive income and its components. Comprehensive income includes the reported net income of a company adjusted for items that are currently accounted for as direct entries to equity such as the mark to market adjustment on securities available for sale, foreign currency items and minimum pension liability adjustments. At the Company, comprehensive income represents net income plus other comprehensive income, which consists of the net change in unrealized gains or losses on securities available for sale for the period and changes to the minimum pension liability adjustments. Accumulated other comprehensive income represents the net unrealized gains or losses on securities available for sale and the net minimum pension liability adjustments as of the balance sheet dates.

     Comprehensive income for the six months ended June 30, 1998 and June 30, 1997 was $5,430,000 and $5,541,000, respectively.

     5. Preferred Stock Purchase Rights Plan

     On April 17, 1998, the Board of Directors of the Company adopted a Pre-ferred Stock Purchase Rights Plan (the "Plan"). The Plan provides for the distribution of one preferred stock purchase right for each outstanding share of common stock of the Company. Each right entitles the holder, following the occurrence of certain events, to purchase a unit, consist-ing of one-hundredth of a share of Series A Junior Participating Pre-ferred Stock, at a price of $65 per unit, subject to adjustment. The rights will not be exercisable or transferable apart from the common stock except under certain circumstances in which a person or group of

	      NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                 (Unaudited)
                                 (Continued)

     affiliated persons acquires, or commences a tender offer to aquire, 10% or more of the Company's common stock. Rights held by such an aquiring person or persons may thereafter become void. Under certain circumstances a right may become a right to purchase common stock or assets of the Company or an acquiring corporation at a substantial discount. Under certain circumstances, the Company may redeem the rights at $.001 per right. The rights will expire in May 2008 unless earlier redeemed or exchanged by the Company.

     On July 31, 1998, the Company adopted an amendment to the Plan that excludes Banknorth and its affiliates from the definition of "Aquiring Person" for purposes of triggering the exercisability of the Rights.

     6. Earnings Per Share

     The following table shows the reconciliation of basic to diluted earings per share:

		  Computation of Net Income Per Common Share
		(Dollars in Thousands, except Per Share Amounts)

                                                 Three Months Ended June 30,

                                                    1998            1997
     Basic Earnings Per Share
     Average Shares Outstanding                   8,776,000       9,010,000
     Net Income                                    $  2,942        $  2,672
     Basic Earnings Per Share                      $    .34        $    .30

     Diluted Earnings Per Share
     Average Shares Outstanding                   8,776,000       9,010,000
     Dilutive Effect of Stock Options               183,000         106,000
     Average Potential Shares                     8,959,000       9,116,000
     Net Income                                    $  2,942        $  2,672
     Diluted Earnings Per Share                    $    .33        $    .29

                                                  Six Months Ended June 30,

                                                    1998            1997
     Basic Earnings Per Share
     Average Shares Outstanding                   8,821,000       9,047,000
     Net Income                                    $  5,918        $  5,354
     Basic Earnings Per Share                      $    .67        $    .59

     Diluted Earnings Per Share
     Average Shares Outstanding                   8,821,000       9,047,000
     Dilutive Effect of Stock Options               183,000         106,000
     Average Potential Shares                     9,004,000       9,153,000
     Net Income                                    $  5,918        $  5,354
     Diluted Earnings Per Share                    $    .66        $    .58

                        Independent Auditors' Review Report


     The Board of Directors and Stockholders
     Evergreen Bancorp, Inc.:


     We have reviewed the consolidated statement of financial condition of Evergreen Bancorp, Inc. and subsidiaries as of June 30, 1998 and the re-lated consolidated statements of income for the three-month and six-month periods ended June 30, 1998 and 1997, and the consolidated statements of cash flows for the six-month periods ended June 30, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical pro-cedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing stand-ards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with generally accepted accounting princip-les.

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

     /s/ KPMG PEAT MARWICK LLP
     Albany, New York
     August 10, 1998

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

     When used in this quarterly report on Form 10-Q, the words or phrases "will likely result," "are expected to," "will continue," "is anticip-ated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including, changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, disruptions of the operations of the Company or any governmental or private entity as a result of the "Year 2000 problem", that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

     The Company does not undertake, and specifically disclaims, any obliga-tion to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such events or to reflect the occurance of anticipated or unanticipated events.

     PROPOSED MERGER
     ---------------

     On July 31, 1998, the Company jointly announced that it entered into an Affiliation Agreement and Plan of Reorganization (the "Affiliation Agree-ment") with Banknorth Group, Inc., Burlington, Vermont (Banknorth) for the merger of the Company with and into Banknorth. See Note 2 to the Notes to Consolidated Interim Financial Statements.

     In April of 1998, the company adopted a Change-in-Control Severance Plan (the "Severance Plan") applicable to all full-time employees generally, other than officers who have a separate agreement with the Company. The Severance Plan generally entitles those employees who are terminated without Cause, following a Change-in-Control (all as defined in such plan) with a severance benefit not to exceed fifty-two weeks of pay.

                            EVERGREEN BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   CONTINUED


     SUMMARY OF RESULTS OF OPERATIONS
     --------------------------------

     Net income for the three months ended June 30, 1998, was $2,942,000 as compared to $2,672,000 in the same quarter last year. This represents an increase of $270,000. For the six months ended June 30, 1998 net income was $5,918,000 compared to $5,354,000 in 1997. Basic income per share for the quarter ended June 30, 1998, was $.34, compared to $.30 for the June 30, 1997 quarter. For the three and six month periods, the primary reasons for the increases in net income were increases in non-interest income and a lower effective tax rate.

     In 1998, the annualized return on average assets for the six months ended June 30, was 1.15%, compared to 1.13% for the first six months last year. The annualized return on average stockholders' equity for the first six months of 1997 was 13.7%, compared to 12.6% for the same period in 1997. The increase in the returns on average assets and stockholders' equity are due primarily to the increased level of net income.

     NET INTEREST INCOME
     -------------------

     Net interest income for the three months ended June 30, 1998 was $10,542,000, compared to $10,482,000 for the same period of 1997. This represents an increase of $60,000, or 0.6%. The first six months of 1998 reflects net interest income of $21,240,000, an increase of 1.8% as compared to $20,863,000 for the same period last year. On a taxable equivalent basis, net interest income was $10,691,000 for the quarter ended June 30, 1998 as compared to $10,611,000 for the quarter ended June 30, 1997. This represents an increase of $80,000, or 0.8%. For the first six months of 1998 taxable equivalent net interest income increased 2.0% to $21,532,000 from $21,108,000 for the six months ended June 30, 1997. The increase in net interest income on a taxable equivalent basis resulted primarily from an increase in the volume of average earning assets as the net interest margin declined by 34 basis points. Rates paid on costing liabilities rose by 9 basis points while rates received on earning assets declined by 25 basis points. The increase in rates paid on costing liabilities is a result of liability growth being concentrated in the higher cost time deposit category. Average time deposits increased $62,598,000. The decrease in rates received on earning assets was primarily attributable to a larger portion of lower yielding investment securities. Average taxable investment securities increased $82,023,000.

     ALLOWANCE FOR LOAN LOSSES
     -------------------------

     The Company's allowance for loan losses at June 30, 1998, has decreased $377,000 to $12,454,000 from the December 31, 1997 balance. The decrease was caused primarily by a substantial chargeoff related to one commercial

                            EVERGREEN BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   CONTINUED

     borrowing relationship which approximated $1,100,000. As a percent of total loans, net of unearned income, the allowance was approximately 1.8% at June 30, 1998. The allowance represents approximately 215.6% of total nonperforming loans at quarter end. The provision for loan losses for the quarter ended June 30, 1998 was $495,000 compared to $450,000 for the same period in 1997. For the six months ended June 30, 1998 the provision totaled $990,000, compared to $810,000 a year earlier. The increased provision, from year earlier levels, reflects the significant loan growth incurred over the last year.

     The allowance for loan losses represents amounts available for future credit losses and reflects management's ongoing detailed review of certain individual credits, as well as analysis of the historic net chargeoff experience of the portfolio, an evaluation of current and anti-cipated economic conditions, peer group statistics and other pertinent factors.

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


     The following table presents information concerning nonperforming loans and other real estate.

                                              6/30/98       12/31/97
                                              -------       --------
                                              (Dollars In Thousands)

               Non-Accrual                   $  4,890       $  4,838
               Past Due 90 Days                   886            951
                                             --------       --------
                 Total Nonperforming
                    Loans                    $  5,776       $  5,789
                                             ========       ========

                 Other Real Estate           $  1,974       $  1,067
                                             ========       ========

     The majority of the Company's nonperforming loans consist of commercial and commercial real estate loans. There is no distinct concentration as to type of borrower within these classifications.

     OTHER INCOME AND EXPENSE
     ------------------------

     Other income for the six months ended June 30, 1998, was $3,887,000, $524,000 more than the $3,363,000 recorded in the same period last year.

                            EVERGREEN BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   CONTINUED

     Increases in other income included a $187,000 increase in Trust Depart-ment income over prior year levels, an increase in deposit service charges of $173,000 and an increase in other income of $128,000.

     Other expense for the three months ended June 30, 1998 was $7,841,000, compared to $7,723,000 for the same quarter last year, an increase of $118,000, or 1.5%. Salaries and employee benefits expense, the largest component of other operating expense, increased $172,000 to $4,191,000 for the three months ended June 30, 1998, from $4,019,000 during the same period of 1997. The principal cause of increased salaries are merit increases and the addition of a new branch in March of 1998. Occupancy and equipment expenses declined modestly and other expense approximated the levels of the prior year.

     INCOME TAX EXPENSE
     ------------------

     Income tax expense for the three month period ended June 30,1998, was $1,264,000 as compared to $1,294,000 for the quarter ended June 30, 1997. For the six months ended June 30, 1998, income tax expense was $2,736,000 compared to $2,645,000 in 1997. The effective income tax rate for the periods ended June 30, 1998 and 1997 were 31.6% and 33.1%, respectively. The decrease in the effective tax rate is attributable to Company tax strategies and the continuing re-evaluation of reserves related to federal deferred tax assets.

     CAPITAL AND LIQUIDITY
     ---------------------

     At June 30, 1998, stockholders' equity was $87,627,000 as compared to $88,256,000 at December 31, 1997, a decrease of $629,000, or .7%. The decrease in stockholders' equity is a result of the retention of earnings of $3,265,000, and a reduction of the ESOP balance of $177,000, being offset by net treasury share transactions of $3,583,000 and a decrease in the market valuation of securities available for sale, net of deferred tax expense, of $488,000.

     The following table sets forth the Company's risk based capital ratios as of June 30, 1998 and the regulatory guidelines for well capitalized institutions.
                                     Evergreen           Well Capitalized
          Risk-Based               Bancorp, Inc.             Regulatory
            Ratios                 June 30, 1998             Guidelines
          ----------               -------------         ----------------

          Leverage Ratio                8.1 %                  5.0 %

          Tier 1                       13.2 %                  6.0 %

          Total Capital                14.4 %                 10.0 %

                            EVERGREEN BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   CONTINUED

     Average federal funds sold for the six months ended June 30, 1998 was $14,153,000, as compared to $31,112,000 for the six months ended June 30, 1997. Net cash provided by operating activities was $10,053,000 for the six months ended June 30, 1998 as compared to net cash provided of $8,364,000 for the six months ended June 30, 1997. Largely due to increases in secuities balances, net cash used by investing activities was $50,394,000 for the six months ended June 30, 1998 as compared to net cash used of $72,043,000 for the same period last year. Net cash provided by financing activities was $48,231,000 for the six months of 1998 as compared to cash used of $45,512,000 for the six months of 1997. The increase in cash provided by financing activities resulted primarily from a $57,421,000 net increase in cash inflows from deposit accounts. The level of cash and cash equivalents was $34,486,000 at June 30, 1998 as compared to $37,963,000 at June 30, 1997.

     Evergreen Bank, N.A. is the principal source of funds to the Company and, if it cannot pay dividends to the Company, the Company will be unable to pay dividends to its stockholders.

     RATE VOLUME ANALYSIS
     --------------------

     For the purposes of the following analysis, Securities Available for Sale are stated at average amortized cost and Stockholders' Equity is unad-justed for the effects of SFAS No. 115.

     Non-accrual loans are included in the following analysis and the average balance of these loans is deemed immaterial.

     Portions of income earned on certain Commercial Loans, US Government Obligations, and Obligations of State and Political Subdivisions are exempt from Federal and/or State taxation. Appropriate adjustments have been made to reflect the equivalent amount of taxable income that would have been necessary to generate an equal amount of after tax income. The taxable equivalent adjustment is based on a marginal Federal income tax rate of 35.0% in 1998 and 1997 along with a marginal State income tax rate of 9.0%.

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

                            EVERGREEN BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   CONTINUED

     Analysis of Variance in Net Interest Income Due to Volume and Rates



                                      For the three months ended
                                   June 30, 1998  VS  June 30, 1997

                                   INCREASE / (DECREASE)    TOTAL
                                     DUE TO CHANGE IN      INCREASE/
                                     VOLUME       RATE    (DECREASE)
                                   ---------------------  ----------
     Interest Earned:
     Loans
       Taxable                      $  483       $ (298)     $  185
       Tax-Exempt                       49           (3)         46
     Investment Securities
       Taxable                       1,224         (252)        972
       Tax-Exempt                        7           (1)          6
     Federal Funds Sold &
       Interest-Bearing Deposits      (262)           3        (259)
                                    ------       ------      ------
     Changes in Total Interest
     Income                          1,501         (551)        950
                                    ------       ------      ------
     Less Interest Expense Incurred:
     Regular Savings, NOW and MMDAs     81         (125)        (44)
     Time Deposits                     798           68         866
     Short-Term Borrowings              63           (4)         59
     Long Term Debt                     (7)          (4)        (11)
                                    ------       ------      ------
     Changes in Total Interest
     Expense                           935          (65)        870
                                    ------       ------      ------
     Changes in Net Interest
     Income                         $  566       $ (486)     $   80
                                    ======       ======      ======

                            EVERGREEN BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   CONTINUED


     Analysis of Variance in Net Interest Income Due to Volume and Rates


                                        For the six months ended
                                    June 30, 1998  VS  June 30, 1997

                                   INCREASE / (DECREASE)     TOTAL
                                     DUE TO CHANGE IN       INCREASE/
                                     VOLUME       RATE     (DECREASE)
                                   ---------------------   ----------
     Interest Earned:
     Loans and Leases
       Taxable                      $  854       $ (553)     $  301
       Tax-Exempt                      123           (3)        120
     Investment Securities
       Taxable                       2,701         (225)      2,476
       Tax-Exempt                       61          (27)         34
     Federal Funds Sold &
       Interest-Bearing Deposits      (468)          14        (454)
                                    ------       ------      ------
     Changes in Total Interest
     Income                          3,271         (794)      2,477
                                    ------       ------      ------
     Less Interest Expense Incurred:
     Regular Savings, NOW and MMDAs    134         (203)        (69)
     Time Deposits                   1,763          223       1,986
     Short-Term Borrowings             135           (6)        129
     Long Term Debt                    (15)          22           7

     Changes in Total Interest      ------       ------      ------
     Expense                         2,017           36       2,053
                                    ------       ------      ------
     Changes in Net Interest
     Income                         $1,254       $ (830)     $  424
                                    =======       ======     ======

                              EVERGREEN BANCORP, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED
                 Average Balances Three Months Ended June 30, 1998

                                                Interest     Average
                                    Average      Income/       Yield/
                                    Balance      Expense        Rate
     Assets:                        -------      -------      -------
     Loans
       Taxable                   $  663,992      $14,498        8.76%
       Tax Exempt                    15,299          286        7.50%
     Securities
       Taxable                      307,635        4,934        6.43%
       Tax Exempt                     9,719          205        8.46%
     Federal Funds Sold &
       Interest Bearing Deposits     15,673          216        5.53%
                                  ---------      -------
     Total Earning Assets         1,012,318       20,139        7.98%
                                                 -------
     Allowance for Loan
       Losses                       (13,336)
     Cash and Due from Banks         23,096
     Other Non-Earning Assets        35,485
                                  ---------
          Total Assets           $1,057,563
                                  =========
     Liabilities and
     Stockholders' Equity:
     Regular Savings, NOW
       and MMDAs                 $  360,407        2,387        2.66%
     Time Deposits                  462,215        6,530        5.67%
     Short-Term Borrowings           10,146          121        4.78%
     Long Term Debt                  25,418          410        6.47%
                                  ---------      -------
     Total Interest
       Bearing Liabilities          858,186        9,448        4.42%
                                                 -------        -----
     Demand Deposits                 95,381
     Other Liabilities               18,328
     Stockholders' Equity            85,668

     Total Liabilities and        ---------
       Stockholders' Equity      $1,057,563
                                  =========
     Net Interest Income (Tax
       Equivalent Basis)                          10,691
     Tax Equivalent Adjustment                      (149)
                                                 -------
     Net Interest Income                         $10,542
                                                 =======
     Net Interest Rate Spread                                   3.56%
                                                                =====
     Net Interest Margin                                        4.19%
                                                                =====

                             EVERGREEN BANCORP, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED
                Average Balances Three Months Ended June 30, 1997

                                                Interest     Average
                                    Average      Income/       Yield/
                                    Balance      Expense        Rate
     Assets:                        -------      -------      -------
     Loans
       Taxable                    $ 642,039     $ 14,313        8.94%
       Tax Exempt                    12,659          240        7.60%
     Securities
       Taxable                      232,107        3,962        6.85%
       Tax Exempt                     9,405          199        8.49%
     Federal Funds Sold &
       Interest Bearing Deposits     34,683          475        5.49%
                                   --------      -------
     Total Earning Assets           930,893       19,189        8.27%
                                                 -------
     Allowance for Loan
       Losses                       (12,866)
     Cash and Due from Banks         23,881
     Other Non-Earning Assets        33,957
                                   --------
          Total Assets            $ 975,865
                                   ========
     Liabilities and
     Stockholders' Equity:
     Regular Savings, NOW
       and MMDAs                  $ 348,527        2,431        2.80%
     Time Deposits                  405,658        5,664        5.60%
     Short-Term Borrowings            4,918           62        5.06%
     Long Term Debt                  25,866          421        6.53%
                                   --------      -------
     Total Interest
       Bearing Liabilities          784,969        8,578        4.38%
                                                 -------        -----
     Demand Deposits                 91,061
     Other Liabilities               14,182
     Stockholders' Equity            85,653

     Total Liabilities and         --------
       Stockholders' Equity       $ 975,865
                                   ========
     Net Interest Income (Tax
       Equivalent Basis)                          10,611
     Tax Equivalent Adjustment                      (129)
                                                 -------
     Net Interest Income                        $ 10,482
                                                 =======
     Net Interest Rate Spread                                   3.89%
                                                                =====
     Net Interest Margin                                        4.57%
                                                                =====

                             EVERGREEN BANCORP, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED
                 Average Balances Six Months Ended June 30, 1998

                                                 Interest     Average
                                    Average      Income/       Yield/
                                    Balance      Expense        Rate
     Assets:                        -------      -------      -------
     Loans
       Taxable                   $  662,225     $ 29,058        8.85%
       Tax Exempt                    15,451          574        7.49%
     Securities
       Taxable                      293,912        9,658        6.63%
       Tax Exempt                     9,807          404        8.31%
     Federal Funds Sold &
       Interest Bearing Deposits     14,153          389        5.54%
                                  ---------      -------
     Total Earning Assets           995,548       40,083        8.12%
                                                 -------        -----
     Allowance for Loan
       Losses                       (13,167)
     Cash and Due from Banks         22,715
     Other Non-Earning Assets        35,448
                                  ---------
          Total Assets           $1,040,544
                                  =========
     Liabilities and
     Stockholders' Equity:
     Regular Savings, NOW
       and MMDAs                 $  356,436        4,771        2.70%
     Time Deposits                  450,601       12,719        5.69%
     Short-Term Borrowings           10,086          242        4.84%
     Long Term Debt                  25,455          819        6.49%
                                  ---------      -------
     Total Interest
       Bearing Liabilities          842,578       18,551        4.44%
                                                 -------        -----
     Demand Deposits                 94,124
     Other Liabilities               17,620
     Stockholders' Equity            86,222
     Total Liabilities and        ---------
       Stockholders' Equity      $1,040,544
                                  =========
     Net Interest Income (Tax
       Equivalent Basis)                          21,532
     Tax Equivalent Adjustment                      (292)
                                                 -------
     Net Interest Income                        $ 21,240
                                                 =======
     Net Interest Rate Spread                                   3.68%
                                                                =====
     Net Interest Margin                                        4.36%
                                                                =====

                              EVERGREEN BANCORP, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED
                 Average Balances Six Months Ended June 30, 1997

                                                 Interest     Average
                                    Average      Income/       Yield/
                                    Balance      Expense        Rate
     Assets:                        -------      -------      -------
     Loans
       Taxable                    $ 642,904     $ 28,757        9.02%
       Tax Exempt                    12,132          454        7.55%
     Securities
       Taxable                      211,889        7,182        6.84%
       Tax Exempt                     8,353          370        8.93%
     Federal Funds Sold &
       Interest Bearing Deposits     31,190          843        5.45%
                                   --------      -------
     Total Earning Assets           906,468       37,606        8.37%
                                                 -------        -----
     Allowance for Loan
       Losses                       (12,697)
     Cash and Due from Banks         26,840
     Other Non-Earning Assets        33,359
                                   --------
          Total Assets            $ 953,970
                                   ========
     Liabilities and
     Stockholders' Equity:
     Regular Savings, NOW
       and MMDAs                  $ 346,680        4,840        2.82%
     Time Deposits                  388,003       10,733        5.58%
     Short-Term Borrowings            4,464          113        5.10%
     Long Term Debt                  25,925          812        6.32%
                                   --------      -------
     Total Interest
       Bearing Liabilities          765,072       16,498        4.35%
                                                 -------        -----
     Demand Deposits                 89,917
     Other Liabilities               13,399
     Stockholders' Equity            85,582
     Total Liabilities and         --------
       Stockholders' Equity       $ 953,970
                                   ========
     Net Interest Income (Tax
       Equivalent Basis)                          21,108
     Tax Equivalent Adjustment                      (245)
                                                 -------
     Net Interest Income                        $ 20,863
                                                 =======
     Net Interest Rate Spread                                   4.02%
                                                                =====
     Net Interest Margin                                        4.70%
                                                                =====

     Item 4. Submission of Matters to a Vote of Security Holders.

     The Annual Meeting of Stockholders was held on May 7, 1998 to consider the following matters;

     Stockholders of the Company were asked to consider the Company's nominees for director and to elect directors, each to serve for a term of three years. The Company's nominees for director were all elected by a plurality of the votes presented.

     Item 6(a) Exhibits - The following exhibits are submitted herewith:

               Exhibit  3 - Restated Certificate of Incorporation

               Exhibit 10 - Change in Control Severance Plan

               Exhibit 27 - Financial Data Schedule

     Item(b)  Reports on Form 8-K

              Current  Report  on  Form 8-K, filed  August 10, 1998 (reporting
              Item 5, Other Events, announcement of an Agreement of Merger).

              Registration Statement on Form 8-A for Preferred Stock Purchase Rights, filed May 7, 1998.

                                  Signatures
                                  ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned duly authorized.



                                   EVERGREEN BANCORP, INC.




      August 10, 1998              /S/George W. Dougan
      ---------------              -----------------------------------
          Date                             George W. Dougan
                                   President & Chief Executive Officer
                                      (Principal Executive Officer)



      August 10, 1998               /S/George L. Fredette
      ---------------               --------------------------------
          Date                             George L. Fredette
                                    Executive Vice President, Treasurer
                                        (Chief Financial Officer)

                                                         EXHIBIT 3
RESTATED CERTIFICATE OF INCORPORATION
OF EVERGREEN BANCORP, INC.
as of May 13, 1998

(Duly adopted under Section 245 of the Delaware General Corporation Law)

The name of the corporation is EVERGREEN BANCORP, INC. (hereinafter called the "Corporation"). The Corporation was originally incorporated as FIRST GLEN BANCORP, INC. pursuant to its original certificate of incorporation filed with the Delaware Secretary of State on November 3, 1980.

1. Name. The name of the corporation is EVERGREEN BANCORP, INC. (hereinafter called the "Corporation").

2. Address; Registered Agent. The address of the its registered office in the State of Delaware is Corporation Trust Center, 1209 Orange Street, City of Wilmington, County of New Castle. The name of its registered agent at such address is The Corporation Trust Company.

3. Purposes. The nature of the business and purposes to be conducted or promoted by the Corporation are to engage in, carry on and conduct any lawful act or activity for which corporations may be organized under the General Corporation Law of Delaware.

4. Number and Classes of Shares; Relative Rights, Preferences, and Limitations. The total number of shares of all classes of stock which the Corporation shall have authority to issue is Twenty Million, Five Hundred Thousand (20,500,000), of which Twenty Million (20,000,000) shares of the par value of Three Dollars, Thirty Three and One Third Cents ($3.33 1/3) each, amounting in the aggregate to Sixty Six Million Six Hundred Sixty Six Thousand Six Hundred Sixty Six and Two Thirds Dollars ($66,666,666.67) shall be common stock and Five Hundred Thousand (500,000) shares of the par value of Ten Dollars ($10.00) each, amounting in the aggregate to Five Million Dollars ($5,000,000), shall be preferred stock. The preferred stock may be issued from time to time in one or more series for any proper corporate purpose without further action by the shareholders. The designations, preferences and other rights and limitations or restrictions of the preferred stock of each series (other than such as are stated and expressed herein) shall be such as may be fixed by the Board of Directors (authority so to do being hereby expressly granted) and stated and expressed in a resolution or resolutions adopted by the Board of Directors providing for the initial issue of preferred stock of such series. Such resolution or resolutions shall (a) fix the dividend rights of holders of shares of such series, including the dividend rate thereon, whether such dividends shall be cumulative, and, if so, on what terms, (b)fix the terms on which stock of such series may be redeemed, including amounts payable upon redemption if the shares of such series are to be redeemable,
(c) fix the rights of the holders of stock of such series upon dissolution, liquidation or any distribution of assets, (d) fix the terms or amount of the sinking fund, if any, to be provided for the purchase or redemption of stock of such series, (e) fix the terms upon which the stock of such series may be converted into or exchanged for stock of any other class or classes or of any one or more series of preferred stock, if the shares of such series are to be convertible or exchangeable, (f) fix the voting rights, if any, of the shares of such series and (g) fix such other designations, preferences, and relative, participating, optional or other special rights and qualifications, limitations or restrictions thereof desired to be so fixed.

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

5.  Directors; Election and Classification.

(a) Members of the Board of Directors may be elected either by written ballot or by voice vote.

(b) The Board shall consist of a minimum of five and a maximum of twenty-five members. The total number of directors may be changed from time to time within the above minimum and maximum numbers by vote of the majority of the total number of directors then in office, provided that such total number of directors may not be increased by more than two between any two successive annual meetings of shareholders. Directors need not be stockholders and each director shall hold office until his successor is elected and qualified or until his earlier death, resignation or removal.

(c) The Board of Directors shall be divided into three classes. The number of directors of the first class shall equal one-third (1/3) of the total number of directors determined in the manner provided in subdivision (b) above (with fractional remainders to count as one); the number of directors of the second class shall equal one-third (1/3) of said total number of directors (or the nearest whole number thereto); and the number of directors of the third class shall equal said total number of directors minus the aggregate number of directors of the first and second classes. At the election of the first Board of Directors, the class of each of three members then elected shall be designated. The term of office of each member then designated as a director of the first class shall expire at the annual meeting of the shareholders next ensuing, that of each member then designated as a director of the second class at the annual meeting of shareholders one year thereafter, and that of each member then designated as a director of the third class at the annual meeting of shareholders two years thereafter. At each annual meeting of shareholders held after the election and classification of the first Board of Directors, directors shall be elected for a full term of three (3) years to succeed those members whose terms then expire.

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

(e) Notwithstanding any other provision of the Certificate of Incorporation to the contrary, the affirmative vote of the holders of not less than eighty percent (80%) of the shares of the Corporation then entitled to vote in an election of directors shall be required to alter, amend or repeal, or to adopt any provision inconsistent with the provisions of this Article 5.

6. Adoption, Amendment and/or Repeal of By-Laws. The Board of Directors may from time to time (after adoption by the undersigned of the original by-laws of the Corporation adopt, amend or repeal the by-laws of the Corporation; provided, that any by-laws adopted, amended or repealed by the Board of Directors may be amended or repealed, and any by-laws may be adopted, by the stockholders of the Corporation.

7. Compromise and Arrangements. Whenever a compromise or arrangement is proposed between this Corporation and its creditors or any class of them and/or between this Corporation and its stockholders or any class of them, any court of equitable jurisdiction within the State of Delaware may, on the application in a summary way of this Corporation or of any creditor or stockholder thereof or on the application of any receiver or receivers appointed for this Corporation under the provisions of section 291 of Title 8 of the Delaware Code or on the application of trustees in dissolution or of any receiver or receivers appointed for this Corporation under the provisions of section 279 of Title 8 of the Delaware Code order a meeting of the creditors or class of creditors, and/or of the stockholders or class of stockholders of this Corporation, as the case may be, to be summoned in such manner as the said court directs. If a majority in number representing three-fourths in value of the creditors or class of creditors, and/or of the stockholders or class of stockholder of this Corporation, as the case may be, agree to any compromise or arrangement and to any reorganization of this Corporation as a consequence of such compromise or arrangement, the said compromise or arrangement and the said reorganization shall, if sanctioned by the court to which the said application has been made, be binding on all the creditors or class of creditors, and/or on all the stockholders or class of stockholders, of this Corporation, as the case may be, and also on this Corporation.

8. Shareholder Approval of Business Combinations. The approval of any Business Combination (as hereinafter defined) shall, in addition to any affirmative vote required by law or any other provision of this Certificate of Incorporation, require the affirmative vote of the holders of not less than eighty percent (80%) of the shares of the Corporation then entitled to vote generally in the election of directors of the Corporation voting as a single class, with each share to have one (1) vote; provided, however, that any such Business Combination may be approved by the affirmative shareholder vote required by law or otherwise, if:
(a) such Business Combination is approved by not less than eighty percent (80%) of the entire Board of Directors of the Corporation, or (b) the consideration to be received per share by holders of Common Stock of the Corporation and by holders of each other class of stock entitled to vote generally in the election of directors of the Corporation, if any, is Fair Consideration (as hereinafter defined).

a.  Definitions for the purposes of Article 8:

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

(iii) the adoption of any plan or proposal for the liquidation of the Corporation proposed by or on behalf of a Substantial Shareholder; or

(iv) any transaction involving the Corporation or any Subsidiary, including any issuance, transfer or reclassification of any securities of, or any recapitalization of, the Corporation or any Subsidiary, or any merger or consolidation of the Corporation with any Subsidiary (whether or not involving a Substantial Shareholder), if the transaction would have the effect, directly or indirectly, of increasing the proportionate share of the outstanding shares of any class of equity or convertible securities of the Corporation or any Subsidiary, of which a Substantial Shareholder is the Beneficial Owner.

2. "Substantial Shareholder" shall mean and include any individual, corporation, partnership or other person or entity (other than the Corporation or any Subsidiary) which, together with its "Affiliates" and "Associates" (as such terms were defined as of December 11, 1984, under Rule 13d-3 under the Securities Exchange Act of 1934) is the Beneficial Owner (as hereinafter defined) in the aggregate of more than five percent (5%) of the voting power of the then-outstanding shares of the Corporation entitled to vote generally in an election of directors; and any Affiliate or Associate of any such individual, corporation, partnership or other person or entity.

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

5.  "Fair Consideration" shall mean,

(i) in the case of shares of Common Stock of the Corporation, an amount in cash or readily available funds at least equal to the highest of the following (whether or not the Substantial Shareholder has previously acquired any such shares):

(a) the highest per share price paid by the Substantial Shareholder for any such shares acquired by it within the four-year period immediately preceding the first public announcement of the proposal of the Business Combination (hereinafter referred to as the "Announcement Date"), plus an "Adjustment" of such price, as defined hereafter in this Article 8;

(b) the highest reported per share price at which shares were publicly traded during the two-year period immediately preceding the Announcement Date, plus an "Adjustment" of such price, as defined hereafter in this Article 8;

(c)  the per share fair market value of such shares on the Announcement
Date, plus an "Adjustment" of such value, as defined hereafter in this Article 8; or

(d) the book value per share of the Common Stock of the Corporation (determined in accordance with generally accepted accounting principles) as of the end of the latest fiscal quarter preceding the Announcement Date, plus an "Adjustment" of such value as defined hereafter in this Article 8.

(ii) and in the case of any other shares of voting stock of the Corporation outstanding, an amount in cash or readily available funds at least equal to the highest of the following (whether or not the Substantial Shareholder has previously acquired any such shares):

(a) the highest per share price paid by the Substantial Shareholder for any such shares acquired by it within the four-year period immediately preceding the Announcement Date, plus an "Adjustment" of such price, as defined hereafter in this Article 8;

(b) the highest reported per share price at which such shares were publicly traded during the two-year period immediately preceding the Announcement Date, plus an "Adjustment" of such price, as defined hereafter in this Article 8;

(c) the per share fair market value of such shares on the Announcement Date, plus an "Adjustment" of such price, as defined hereafter in this Article 8; or

(d) the highest preferential amount per share to which the holders of such shares are entitled in the event of voluntary or involuntary liquidation or dissolution of the Corporation.

An "Adjustment" of any price or value per share for shares of stock of the Corporation under this Article 8 shall equal an amount of interest on such price or value compounded annually from the Announcement Date until the consummation of the Business Combination (the "Consummation Date"), or, in the case of subdivisions (a) and (b) in each of subsections 5(i) and 5 (ii) in this
Article 8, from the date the Substantial Shareholder first became a Substantial Shareholder (the "Determination Date") until the Consummation Date, at a market prime rate of interest as may be determined from time to time by a majority of the Board of Directors of the Corporation, less the aggregate amount of any cash dividends per share paid on such class of shares during such period up to but not in excess of such amount of interest.

Notwithstanding any other provision of this Certificate of Incorporation or any provision of law or any preferred stock designation to the contrary, but in addition to any affirmative vote of the holders of any particular class or series of outstanding voting stock of the Corporation required by law or this Certificate of Incorporation or any preferred stock designation of this Corporation, the affirmative vote of the holders of at least eighty percent (80%) of the voting power of the then outstanding shares of the Corporation then entitled to vote in an election of directors, voting together as a single class, shall be required to alter, amend or repeal, or to adopt any provision inconsistent with, this Article 8 or any provision of this Article 8.

9. Director Liability. No director of the Corporation shall be liable to the Corporation or its stockholders for monetary damages for breach of fiduciary duty as a director, except for liability (i) for any breach of the director's duty of loyalty to the Corporation or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) under Section 174 of the Delaware General Corporation Law, or (iv) for any transaction from which the director derived an improper personal benefit.

IN WITNESS WHEREOF, I have signed this Restated Certificate of Incorporation, on behalf of the Corporation and in the capacity set forth below, and certify that the foregoing Restated Certificate of Incorporation was duly adopted by the board of directors and stockholders of the Corporation pursuant to section 245 of the Delaware General Corporation Law.

/s/ Paul A. Cardinal
Paul A. Cardinal
Executive Vice President,
General Counsel & Secretary


                                                        EXHIBIT 10
EVERGREEN BANCORP, INC.
CHANGE IN CONTROL SEVERANCE PAY PLAN

The Evergreen Bancorp, Inc. Change in Control Severance Pay Plan, as set forth herein, is intended to help attract and retain qualified employees and maintain a stable work environment by making provision for the protection of covered employees in connection with a Change in Control as set forth herein.

ARTICLE 1

DEFINITIONS

1.1  "Annual Pay" means, in the case of a Salaried Employee, the higher of
(a) the Employee's annual base salary in effect immediately prior to the Employee's Date of Termination, or (the Employee's highest annual base salary in effect during the one (1) year period preceding the Change in Control. In the case of an Hourly Employee, "Annual Pay" means the higher of (a) the Employee's straight time hourly rate of pay in effect immediately prior to the Employee's Date of Termination multiplied by 1,950, or (b)the Employee's highest straight time hourly rate of pay during the one (1) year period preceding the Change in Control multiplied by 1,950. For purposes of the foregoing, salary reduction elections pursuant to Sections 125 and 401(k) of the Internal Revenue Code of 1986, as amended, shall not be taken into account.

1.2   "Bank" means Evergreen Bank, N.A. and any successors thereto.

1.3 "Benefit Period" means, with respect to an Employee, a period equal to six (6) weeks plus a number of weeks equal to the product of (a) the Employee's Years of Service and (b) two (2); provided, however, that in no event shall the Benefit Period exceed fifty-two (52) weeks.

1.4  "Board" means the Board of Directors of the Company.

1.5  "Cause" means

(a) the willful and continued failure of an Employee to substantially perform the Employee's duties with the Bank (other than any such failure resulting from incapacity due to physical or mental illness), after a written demand for substantial performance is delivered to the Employee by the Employee's supervisor which specifically identifies the manner in which the Employee's supervisor believes that the Employee has not substantially performed the Employee's duties; or

(b) the willful engaging by the Employee in illegal conduct or gross misconduct which is materially and demonstrably injurious to the Bank.

For purposes of the preceding clauses (a) and (b), no act or failure to act, on the part of the Employee, shall be considered "willful" unless it is done, or omitted to be done, by the Employee in bad faith or without reasonable belief that the Employee's action or omission was in the best interests of the Company and/or the Bank. Any act, or failure to act, based upon the instructions or with the approval of the Employee's superior shall be conclusively presumed to be done, or omitted to be done, by the Employee in good faith and in the best interests of the Bank and the Company.

1.6 "Change in Control" means a change in control of the Company of a nature that would be required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A (or in response to any similar item on any similar schedule or form) promulgated under the Exchange Act, whether or not the Company is then subject to such reporting requirement; provided, however, that without limitation, a Change in Control shall be deemed to have occurred if:

(a) any Person, excluding employee benefit plans of the Company, is or becomes the "beneficial owner" (as defined in Rules 13d-3 and 13d-5 under the Exchange
Act), directly or indirectly, of securities of the Company representing twenty-five percent (25%) or more of the combined voting power of the Company's then outstanding securities;

(b) the Company consummates a merger, consolidation, share exchange, division or other reorganization or transaction of the Company (a "Fundamental Transaction") with any other corporation, other than a Fundamental Transaction that results in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) at least sixty percent (60%) of the combined voting power immediately after such Fundamental Transaction of (i) the Company's outstanding securities, (ii) the surviving entity's outstanding securities, or (iii) in the case of a division, the outstanding securities of each entity resulting from the division;

(c) the shareholders of the Company approve a plan of complete liquidation or winding-up of the Company or an agreement for the sale or disposition (in one transaction or a series of transactions) of all or substantially all of the Company's assets;

(d) as a result of a proxy contest, individuals who, prior to the conclusion thereof, constituted the Board (including for this purpose any new director whose election or nomination for election by the Company's shareholders in connection with such proxy contest was approved by a vote of at least two-thirds (2/3) of the directors then still in office who were directors prior to such proxy contest) cease to constitute at least a majority of the Board (excluding any Board seat that is vacant or otherwise unoccupied);

(e) during any period of twenty-four (24) consecutive months, individuals who at the beginning of such period constituted the Board (including for this purpose any new director whose election or nomination for election by the Company's shareholders was approved by a vote of at least two-thirds (2/3) of the directors then still in office who were directors at the beginning of such period) cease for any reason to constitute at least a majority of the Board (excluding any Board seat that is vacant or otherwise unoccupied); or

(f) the Board determines that a Change in Control has occurred.

1.7 "Company" means Evergreen Bancorp, Inc., a Delaware corporation and any successors thereto.

1.8 "Coverage Period" means the period commencing on the date on which a Change in Control occurs and ending on the second anniversary thereof.

1.9 "Date of Termination" means the date on which the employment of an Employee terminates.

1.10 "Disability" means the absence of the Employee from the Employee's duties with the Bank on a full-time basis for 180 consecutive business days as a result of incapacity due to mental or physical illness which is determined to be total and permanent by a physician selected by the Bank or its insurers and acceptable to the Employee or the Employee's legal representative (such agreement as to acceptability not to be withheld unreasonably), provided that such absence shall constitute "Disability" only if the Employee is entitled to long-term disability benefits for the period of his disability after such 180 day period at least equal to fifty percent (50%) of the Employee's Annual Pay.

1.11 "Employee" means any employee of the Bank, whether compensated on a salaried or hourly basis, other than an employee who (a) is regularly scheduled to work less than 37 hours per week or (b) has entered into an individual written agreement with the Company providing for the payment of severance benefits in the event of a qualifying termination of employment with the Company and/or the Bank following a "Change in Control."

1.12 "Exchange Act" means the Securities Exchange Act of 1934, as amended from time to time.

1.13    "Good Reason" means, with respect to an Employee:

(a) a reduction by the Company and/or the Bank in the Employee's annual base salary (in the case of a Salaried Employee) or straight time hourly rate of pay (in the case of an Hourly Employee) as in effect on the date of the adoption of this Plan or as the same may be increased from time to time;

(b) the Company's and/or the Bank's requiring the Employee (i) to be based at any office or location that is more than thirty-five (35) miles from the Employee's office or location immediately prior to the Change in Control, or
(ii) to travel on business to a substantially greater extent than required immediately prior to the Change in Control;

(c) the failure by the Company and/or the Bank, without the Employee's consent, to pay to the Employee any portion of the Employee's current compensation, or to pay to the Employee any portion of an installment of deferred compensation under any deferred compensation program of the Bank or the Company within seven (7) days of the date such compensation is due;

(d) the failure by the Company and/or the Bank to continue in effect any compensation plan in which the Employee participates immediately prior to the Change in Control which is material to the Employee's total compensation, unless an equitable arrangement (embodied in an ongoing substitute or alternative plan) has been made with respect to such plan, or the failure by the Company and/or the Bank to continue the Employee's participation therein (or in such substitute or alternative plan) on a basis not materially less favorable, both in terms of the amount of benefits provided and the level of the Employee's participation relative to other participants, as existed at the time of the Change in Control;

(e) the failure by the Company and/or the Bank to continue to provide the Employee with benefits substantially similar to those enjoyed by the Employee under any of the Company's or the Bank's pension, life insurance, medical, health and accident, or disability plans in which the Employee was participating at the time of the Change in Control, the taking of any action by the Company and/or the Bank which would directly or indirectly materially reduce any of such benefits or deprive the Employee of any material fringe benefit enjoyed by the Employee at the time of the Change in Control, or the failure by the Company and/or the Bank to continue to provide the Employee with the number of paid vacation days to which the Employee is entitled on the basis of Years of Service with the Bank in accordance with the Bank's vacation policy in effect at the time of the Change in Control; or

(f)   any failure by the Company to comply with and satisfy Section 2.4 hereof.

1.14  "Hourly Employee" means an Employee who is compensated on an hourly basis.

1.15 "Person" shall have the meaning given in Section 3(a)(9) of the Exchange Act, as modified and used in Sections 13(d)(3) and 14(d) thereof.

1.16 "Plan" means the Evergreen Bancorp, Inc. Change in Control Severance Pay Plan, as set forth herein, as may be amended from time to time.

1.17  "Plan Administrator" means the Bank.

1.18 "Salaried Employee" means an Employee who is compensated on a salaried basis.

1.19 "Subsidiary" means any corporation or other entity controlled by Evergreen Bancorp, Inc.

1.20 "Weekly Pay" means, with respect to an Employee, an Employee's Annual Pay divided by fifty-two (52).

1.21 "Years of Service" means, for purposes of this Plan, each year or fraction thereof during which an Employee was employed by the Company and/or the Bank, including any periods during which an employee was on vacation or authorized sick leave, or, if greater, the Employee's years of service credited under the Employee's Retirement Plan of Evergreen Bancorp, Inc.

ARTICLE  2

EMPLOYEE BENEFITS AND RIGHTS

2.1 General Termination Rights and Benefits. If an Employee's employment by the Bank is terminated during the Coverage Period for any reason (whether by the Company, the Bank, or by the Employee), the Company shall pay (or cause the Bank to pay) to the Employee the payments and benefits described in paragraphs (a) through (c) below.

(a) Previously Earned Wages. The Company shall pay (or cause the Bank to pay) the Employee's full salary or hourly wages to the Employee through the Employee's Date of Termination, together with all compensation and benefits payable to the Employee through the Date of Termination under the terms of any compensation or benefit plan, program or arrangement maintained by the Company and/or the Bank during such period.

(b) Previously Earned Benefits. The Company shall pay (or cause the Bank to pay) the Employee's normal post-termination compensation and benefits to the Employee as such payments become due. Such post-termination compensation and benefits shall be determined under, and paid in accordance with, the Company's and/or the Bank's retirement, insurance and other compensation or benefit plans, programs and arrangements.

(c) Vacation. The Company shall pay (or cause the Bank to pay) to the Employee a lump sum cash amount equal to the product of (i) the Employee's number of unused vacation days and (ii) the Employee's Daily Earnings. An Employee's Daily Earnings shall be an amount equal to the Employee's Weekly Pay divided by five (5).

2.2 Severance Benefits. In addition to the payments provided for by Section 2.1(a) hereof, the Company shall pay (or cause the Bank to pay) to the Employee the payments and benefits described in Sections 2.2(a) and 2.2(b) below (the "Severance Benefits") upon termination of the Employee's employment by the Bank during the Coverage Period, unless such termination is (a) by the Bank for Cause, (b) by reason of the Employee's death or Disability, or (c) by the Employee without Good Reason.

(a) Severance Payments. The Company shall pay (or cause the Bank to pay) to the Employee the Employee's Weekly Pay for the Employee's Benefit Period.

(b) Continued Benefits. After an Employee's Date of Termination, the Company shall provide (or cause the Bank to provide) the Employee with life and health insurance benefits substantially similar to those which the Employee is receiving immediately prior to the Employee's Date of Termination (without giving effect to any reduction in such benefits subsequent to the Change in Control which reduction constitutes or may constitute Good Reason) for a period equal to the Employee's Benefit Period. Benefits otherwise receivable by an Employee pursuant to this Section 2.2(b) shall be reduced to the extent comparable benefits are actually received by or made available to the Employee by any other employer(s) during the same time period for which such benefits would be provided pursuant to this Section 2.2(b) at a cost to the Employee that is commensurate with the cost incurred by the Employee immediately prior to the Employee's Date of Termination (without giving effect to any increase in costs paid by the Employee after the Change in Control which constitutes or may constitute Good Reason); provided, however, that if the Employee becomes employed by a new employer which maintains a medical plan that either (i) does not cover the Employee or a family member or dependent with respect to a preexisting condition which was covered under the applicable Company or Bank medical plan, or (ii) does not cover the Employee or a family member or dependent for a designated waiting period, the Employee's coverage under the applicable Company or Bank medical plan shall continue until the earlier of the end of the applicable period of noncoverage under the new employer's plan or the end of the Employee's Benefit Period. The Employee shall be entitled to elect to change his level of coverage and/or his choice of coverage options (such as Employee only or family medical coverage) with respect to the benefits to be provided by the Company (or by the Bank at the Company's direction) to the Employee to the same extent that active employees of the Bank are permitted to make such changes; provided, however, that in the event of any such change the Employee shall pay the amount of any cost increase that would actually be paid by an active employee of the Bank by reason of making the same change in his level of coverage or coverage options. Any such benefits actually received by or made available to an Employee from such other employer(s) shall be reported to the Bank by the Employee.

2.3 Timing of Severance Payments. The payments provided for by this Article 2 shall be paid in accordance with usual payroll practices applicable to Bank Employees.

2.4 Successors. In addition to any obligations imposed by law upon any successor to the Company, the Company shall be obligated to require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company to expressly assume the Company's obligations under this Plan in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place.

ARTICLE 3

PLAN ADMINISTRATION

3.1 Authority to Plan Administrator. The Plan shall be interpreted, administered and operated by the Plan Administrator, subject to the express provisions of the Plan.

3.2 Delegation of Duties. The Plan Administrator may delegate any of its duties hereunder to such person or persons from time to time as it may designate.

3.3 Engagement of Third Parties. The Plan Administrator is empowered, on behalf of the Plan, to engage accountants, legal counsel and such other personnel as it deems necessary or advisable to assist it in the performance of its duties under the Plan. The functions of any such persons engaged by the Plan Administrator shall be limited to the specified services and duties for which they are engaged, and such persons shall have no other duties, obligations or responsibilities under the Plan. Such persons shall exercise no discretionary authority or discretionary control respecting the management of the Plan. All reasonable expenses hereof shall be borne by the Company.

ARTICLE 4

CLAIMS

4.1 Claims Procedure. Claims for benefits under the Plan shall be filed with the Plan Administrator. If any Employee or other payee claims to be entitled to a benefit under the Plan and the Plan Administrator determines that such claim should be denied in whole or in part, the Plan Administrator shall notify such person of its decision in writing. Such notification will be written in a manner calculated to be understood by such person and will contain (a) specific reasons for the denial, (b) specific reference to pertinent Plan provisions, (c) a description of any additional material or information necessary for such person to perfect such claim and an explanation of why such material or information is necessary, and (d) information as to the steps to be taken if the person wishes to submit a request for review. Such notification will be given within ninety (90) days after the claim is received by the Plan Administrator. If such notification is not given within such period, the claim will be considered denied as of the last day of such period and such person may request a review of his claim.

4.2 Review Procedure. Within sixty (60) days after the date on which a person receives a written notice of a denied claim (or, if applicable, within sixty (60) days after the date on which such denial is considered to have occurred) such person (or his duly authorized representative) may (a)file a written request with the Plan Administrator for a review of his denied claim and of pertinent documents and (b)submit written issues and comments to the Plan Administrator. The Plan Administrator will notify such person of its decision in writing. Such notification will be written in a manner calculated to be understood by such person and will contain specific reasons for the decision as well as specific references to pertinent Plan provisions. The decision on review will be made within sixty (60) days after the request for review is received by the Plan Administrator. If the decision on review is not made within such period, the claim will be considered denied.

4.3 Claims and Review Procedures Not Mandatory. The claims procedure and review procedure provided for in this Article 4 are provided for the use and benefit of Employees who may choose to use such procedures, but compliance with the provisions of this Article 4 are not mandatory for any Employee claiming benefits under the Plan. It shall not be necessary for any Employee to exhaust these procedures and remedies prior to bringing any legal claim or action, or asserting any other demand, for payments or other benefits to which such Employee claims entitlement hereunder.

ARTICLE 5

MODIFICATION AND TERMINATION

The Plan may be amended or terminated by the Board at any time; provided, however, that the Plan may not be terminated or amended in a manner adverse to the interests of any Employee (without the consent of the Employee) during the Coverage Period. Upon the expiration of the Coverage Period, the Plan may not be amended in any manner which would adversely affect the rights of any Employee to receive any and all payments or benefits pursuant to Article 2 hereof by reason of a termination of the Employee's employment during the Coverage Period, and the Company's obligations to make such payments and provide such benefits shall survive any termination of the Plan.

ARTICLE 6

MISCELLANEOUS

6.1 No Right to Continued Employment. Nothing in the Plan shall be deemed to give any Employee the right to be retained in the employ of the Bank, or to interfere with the right of the Bank to discharge him or her at any time and for any lawful reason, with or without notice, subject to the terms of this Plan.

6.2 No Assignment of Benefits. Except as otherwise provided herein or by law, no right or interest of any Employee under the Plan shall be assignable or transferable, in whole or in part, either directly or by operation of law or otherwise, including without limitation by execution, levy, garnishment, attachment, pledge or in any manner; no attempted assignment or transfer thereof shall be effective; and no right or interest of any Employee under the Plan shall be liable for, or subject to, any obligation or liability of such Employee.

6.3 Death. This Plan shall inure to the benefit of and be enforceable by an Employee's personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees. If an Employee shall die while any amount would still be payable to the Employee hereunder (other than amounts which, by their terms, terminate upon the death of the Employee) if the Employee had continued to live, all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of this Plan to the executors, personal representatives or administrators of the Employee's estate.

6.4 Incompetency. Any benefit payable to or for the benefit of a minor, an incompetent person or other person incapable of giving a receipt therefor shall be deemed paid when paid to such person's guardian or to the party providing or reasonably appearing to provide for the care of such person, and such payment shall fully discharge the Company, the Bank, the Plan Administrator and all other parties with respect thereto.

6.5 Enforceability. If any provision of the Plan shall be held invalid or unenforceable, such invalidity or unenforceability shall not affect any other provisions hereof, and the Plan shall be construed and enforced as if such provisions had not been included.

6.6 Effective Date. The Plan shall be effective as of the date it is adopted by the Board and shall remain in effect unless and until terminated by the Board, subject to the requirements of Article 5 hereof.

6.7 Mitigation. An Employee is not required to seek other employment or to attempt in any way to reduce any amounts payable to the Employee by the Company or by the Bank hereunder. Further, the amount of any payment or benefit provided for in Article 2 hereof (other than to the extent provided in Section 2.2(b) hereof) shall not be reduced by any compensation earned by the Employee as the result of employment by another employer, by retirement benefits, by offset against any amount claimed to be owed by the Employee to the Company or the Bank, or otherwise.

6.8 Modification, Waiver. A waiver by an Employee at any time of any breach of the terms of this Plan or of compliance with any condition or provision of this Plan to be performed by the Company or the Bank shall not be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time.

6.9 Withholding Taxes. Any payments provided for hereunder shall be paid net of any applicable withholding required under federal, state or local law and any additional withholding to which the Employee has agreed.

6.10 Headings. The headings and captions herein are provided for reference and convenience only, shall not be considered part of the Plan, and shall not be employed in the construction of the Plan.

6.11 Notices. Any notice or other communication required or permitted pursuant to the terms hereof shall be deemed to have been duly given when delivered or mailed by United States Mail, first class, postage prepaid, addressed to the intended recipient at his, her or its last known address.

6.12 Governing Law. This Plan shall be construed and enforced according to the laws of the State of New York to the extent not preempted by Federal law, which shall otherwise control.
IN WITNESS WHEREOF, the Company has caused the Plan to be duly adopted this 20th day of April, 1998.

EVERGREEN BANCORP, INC.

By:     /s/ George W. Dougan
George W. Dougan,
Chairman and Chief Executive Officer