Form 10-Q
period 1998-09-30
EVERGREEN BANCORP INC
filed 1998-11-13
CIK 351521

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549



                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarter ended September 30, 1998
                        Commission File Number 0-10275


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


                 237 GLEN STREET, GLENS FALLS, NEW YORK 12801
                 --------------------------------------------
                   (Address of principal executive offices)


     Registrant's telephone number, including area code:    (518) 792-1151
                                                            --------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securi-ties Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
     the past 90 days.   Yes   X     No
                             -----      -----

     Indicate the number of shares outstanding of each Issuer's classes of common stock, as of the latest practicable date:


     Class of Common Stock                   Number of Shares Outstanding
                                                as of October 31, 1998
      -------------------                       ----------------------
      $3.33 1/3 Par Value                              8,732,659










                   EVERGREEN BANCORP, INC. AND SUBSIDIARIES

                                     INDEX

                                                                  Page No.
                                                                  --------

     PART I         FINANCIAL INFORMATION
     ------

     Item 1    Financial Statements (Unaudited):

               Consolidated Statements of Income for the Three
               Months Ended September 30, 1998, and 1997              1

               Consolidated Statements of Income for the Nine
               Months Ended September 30, 1998, and 1997              2

               Consolidated Statements of Financial Condition
               as of September 30, 1998, and December 31, 1997       3-4

               Consolidated Statements of Cash Flows for the
               Nine Months Ended September 30, 1998 and 1997         5-6

               Notes to Consolidated Interim
               Financial Statements                                  7-9

               Independent Auditors' Review Report                    10

     Item 2    Management's Discussion and Analysis                 11-23

     Item 3    Not Applicable

     PART II        OTHER INFORMATION
     -------

     Item 1    Legal Proceedings - None

     Item 2    Changes in Securities - None

     Item 3    Defaults Upon Senior Securities - None

     Item 4    Submission of Matters to a Vote of Security Holders - None

     Item 5    Other Information - None

     Item 6    Exhibits and Reports on Form 8-K













                            EVERGREEN BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                            (Dollars in Thousands)
                            (Except Per Share Data)
                                                           Three Months
                                                        Ended September 30,
                                                          1998      1997
                                                            (Unaudited)
     Interest Income:
       Interest and Fees on Loans                        $14,615   $14,790
       Interest on Investment Securities                   5,098     4,479
       Interest on Federal Funds Sold & Bank Deposits        199       235
                                                         -------   -------
     Total Interest Income                                19,912    19,504
                                                         -------   -------
     Interest Expense:
       Interest on Deposits:
         Regular Savings, Interest Checking and Money
           Market Deposit Accounts                         2,490     2,390
         Other Time                                        6,400     5,823
       Interest on Short-Term Borrowings                     136        79
       Interest on Long-Term Debt                            411       420
                                                         -------   -------
          Total Interest Expense                           9,437     8,712
                                                         -------   -------
     Net Interest Income                                  10,475    10,792
     Provision for Loan Losses                               495       450
                                                         -------   -------
     Net Interest Income After Provision for
        Loan Losses                                        9,980    10,342
                                                         -------   -------
     Other Income:
       Trust Department Income                               657       663
       Service Charges on Deposit Accounts                   767       768
       Net Gain on Security Transactions                     191         -
       Other                                                 477       355
                                                         -------   -------
          Total Other Income                               2,092     1,786
                                                         -------   -------
     Other Expense:
       Salaries and Employee Benefits                      4,106     4,206
       Net Occupancy and Equipment Expense                 1,056     1,084
       Other                                               2,494     2,528
                                                         -------   -------
          Total Other Expense                              7,656     7,818
                                                         -------   -------
     Income Before Taxes                                   4,416     4,310
     Applicable Income Taxes                               1,369     1,425
                                                         -------   -------
     Net Income                                          $ 3,047   $ 2,885
                                                         =======   =======
     Earnings Per Common Share:
     Average Shares Outstanding - Basic                    8,787     8,956
     Basic Income Per Share                              $   .35    $  .32
     Diluted Income per Share                            $   .34    $  .32

     See accompanying notes to consolidated interim financial statements.

                            EVERGREEN BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                            (Dollars in Thousands)
                            (Except Per Share Data)
                                                             Nine Months
                                                          Ended September 30,
                                                            1998      1997
                                                              (Unaudited)
     Interest Income:
       Interest and Fees on Loans                          $44,079  $43,872
       Interest on Investment Securities                    15,036   11,915
       Interest on Federal Funds Sold & Bank Deposits          588    1,078
                                                            ------   ------
          Total Interest Income                             59,703   56,865
                                                            ------   ------
     Interest Expense:
       Interest on Deposits:
         Regular Savings, Interest Checking and Money
           Market Deposit Accounts                           7,261    7,230
         Other Time                                         19,119   16,556
       Interest on Short-Term Borrowings                       378      192
       Interest on Long-Term Debt                            1,230    1,232
                                                            ------   ------
          Total Interest Expense                            27,988   25,210
                                                            ------   ------
     Net Interest Income                                    31,715   31,655
     Provision for Loan Losses                               1,485    1,260
                                                            ------   ------
     Net Interest Income After Provision for
       Loan Losses                                          30,230   30,395
                                                            ------   ------
     Other Income:
       Trust Department Income                               2,141    1,960
       Service Charges on Deposit Accounts                   2,276    2,104
       Net Gain/(Loss) on Security Transactions                236        9
       Other                                                 1,326    1,076
                                                            ------   ------
          Total Other Income                                 5,979    5,149
                                                            ------   ------
     Other Expenses:
       Salaries and Employee Benefits                       12,367   12,268
       Net Occupancy and Equipment Expense                   3,164    3,214
       Other                                                 7,608    7,753
                                                           -------  -------
          Total Other Expenses                              23,139   23,235
                                                           -------  -------
     Income Before Taxes                                    13,070   12,309
     Applicable Income Taxes                                 4,105    4,070
                                                           -------  -------
     Net Income                                            $ 8,965  $ 8,239
                                                           =======  =======
     Earnings Per Common Share:
     Average Shares Outstanding - Basic                     8,809     9,016
     Basic Income Per Share                              $   1.02   $   .91
     Diluted Income Per Share                            $   1.00   $   .90

     See accompanying notes to consolidated interim financial statements.

                            EVERGREEN BANCORP, INC.
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                            (Dollars in Thousands)

                                                        9/30/98   12/31/97
                                                      (Unaudited)
     Assets:

     Cash and Cash Equivalents:
     Cash and Due From Banks                         $   27,031  $   26,596
     Federal Funds Sold                                  17,600           -
                                                     ----------  ----------
             Total Cash and Cash Equivalents             44,631      26,596
                                                     ----------  ----------
     Securities:
     Securities Available For Sale (Amortized
       cost of $337,048 and $246,567 at 9/30/98
       and 12/31/97, respectively)                      339,637     248,245
     Securities Held to Maturity (fair value
       of $14,229 and $35,586 at 9/30/98
       and 12/31/97, respectively)                       13,308      34,655
                                                     ----------  ----------
          Total Securities                              352,945     282,900
                                                     ----------  ----------
     Loans:
       Commercial                                       208,303     233,296
       Mortgage                                         331,466     310,839
       Installment                                      142,442     136,480
       Other                                                122         263
                                                     ----------  ----------
          Total Loans                                   682,333     680,878
     Less:
       Allowance for Loan Losses                        (12,313)    (12,831)
       Unearned Income on Loans                          (1,244)     (1,839)
                                                     ----------  ----------
          Loans, net                                    668,776     666,208
                                                     ----------  ----------

     Bank Premises and Equipment, net                    16,315      16,308
     Other Real Estate Owned                              2,147       1,067
     Other Assets                                        18,150      17,082
                                                     ----------  ----------
          Total Assets                               $1,102,964  $1,010,161
                                                     ==========  ==========

                                                            (Continued)

                            EVERGREEN BANCORP, INC.
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (Continued)
                            (Dollars in Thousands)

                                                        9/30/98    12/31/97
                                                      (Unaudited)
     Liabilities:

     Deposits:
       Demand                                        $  103,317  $  102,345
       Regular Savings, Interest Checking and Money
          Market Deposit Accounts                       377,493     339,470
       Certificates of Deposit over $100,000            141,532     110,189
       Other Time                                       331,981     301,672
                                                     ----------  ----------
          Total Deposits                                954,323     853,676
                                                     ----------  ----------
     Federal Funds Purchased and Other Short
       Term Borrowings                                   12,402      27,208
     Accrued Taxes and Other Liabilities                 20,635      15,311
     Long-Term Debt                                      25,324      25,710
                                                     ----------  ----------
          Total Liabilities                           1,012,684     921,905
                                                     ----------  ----------

     Stockholders' Equity
     Common Stock $3.33 1/3 Par Value:  Authorized-
     20,000,000 Shares; Issued 9,633,966 at September
     30, 1998 and December 31, 1997                      32,113      32,113
     Surplus                                              7,619       6,787
     Undivided Profits                                   64,046      59,225
     Accumulated Other Comprehensive Income               1,303       1,007
     Treasury Stock (923,019 shares at September 30,
     1998 and 727,256 shares at December 31, 1997)      (14,338)    (10,236)
     Common Stock Subscribed by ESOP                       (463)       (640)
                                                     ----------  ----------
          Total Stockholders' Equity                     90,280      88,256
                                                     ----------  ----------
          Total Liabilities and Stockholders' Equity $1,102,964  $1,010,161
                                                     ==========  ==========

     See accompanying notes to consolidated interim financial statements.

                            EVERGREEN BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)

     The Nine Months Ended September 30,                    1998     1997
                                                             (Unaudited)
                                                          -----------------
     Cash Flows from Operating Activities:
     Net Income. . . . . . . . . . . . . . . . . . . .  $   8,965  $  8,239
     Adjustments to Reconcile Net Income to
     Net Cash Provided by Operating Activities:
       Net Change in Unearned Loan Fees. . . . . . . .         49       108
       Net Change in Other Assets and Other Liabilities     3,895     4,065
       Gains on Sale of Securities and Loans . . . . .       (343)       (9)
       Increase in Deferred Tax Benefit. . . . . . . .       (254)     (766)
       Loss/(Gain) on Sale/Write-Down of
         Other Real Estate . . . . . . . . . . . . . .        121        (7)
       Loss on Disposition of Assets . . . . . . . . .         10        12
       Depreciation. . . . . . . . . . . . . . . . . .      1,408     1,329
       Provision for Loan Losses . . . . . . . . . . .      1,485     1,260
       Amortization of Premiums & Accretion of
               Discounts on Securities, Net. . . . . .      1,285       409
                                                           ------    ------

          Net Cash Provided By Operating Activities. .     16,621    14,640
                                                           ------    ------
     Cash Flows From Investing Activities:
     Proceeds From:
       Sales of Securities Available for Sale. . . . .     22,818       532
       Maturities of Securities Available for Sale . .     96,390    40,074
       Maturities of Securities Held to Maturity . . .     21,329     2,598
     Purchases of Securities Available for Sale. . . .   (210,720)  (95,800)
     Purchases of Securities Held to Maturity. . . . .          -   (21,903)
     Proceeds From Sales of Loans. . . . . . . . . . .     16,269     1,107
     Net Increase in Loans . . . . . . . . . . . . . .    (21,454)  (12,317)
     Change in Check Overdraft Receivables . . . . . .       (626)     (207)
     Proceeds From Sales of Other Real Estate. . . . .        615       508
     Capital Expenditures. . . . . . . . . . . . . . .     (1,425)   (2,507)
                                                           ------    ------
          Net Cash Used By
            Investing Activities . . . . . . . . . . .    (76,804)  (87,915)
                                                           ------    ------
     Cash Flows From Financing Activities:
     Net Increase in Deposits. . . . . . . . . . . . .    100,647    54,053
     Net Increase/(Decrease) in Short-Term Borrowings.    (14,806)    3,114
     Payments on Long Term Debt. . . . . . . . . . . .       (209)     (292)
     Payments From Sale of Treasury Stock. . . . . . .        741       697

                                                              (Continued)

                            EVERGREEN BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Continued)
                            (Dollars in Thousands)

     The Nine Months Ended September 30,                      1998     1997
                                                               (Unaudited)
                                                            -----------------

     Payments for Purchase of Treasury Stock . . . .        (4,184)  (4,525)
     Dividends Paid. . . . . . . . . . . . . . . . .        (3,971)  (3,528)
                                                            ------   ------
          Net Cash Provided By
            Financing Activities . . . . . . . . . .        78,218   49,519
                                                            ------   ------
     Net Increase/(Decrease) in Cash
        and Cash Equivalents . . . . . . . . . . . .        18,035  (23,756)
     Cash and Cash Equivalents at Beginning of Year.        26,596   56,130
                                                           -------  -------
     Cash and Cash Equivalents at End of Quarter . .      $ 44,631 $ 32,374
                                                           =======  =======
     Supplemental Disclosure of Cash Flows:
     Interest Paid . . . . . . . . . . . . . . . . .      $ 27,399 $ 24,802
     Taxes Paid. . . . . . . . . . . . . . . . . . .         1,165      683

     Supplemental Schedule of Non-Cash  Investing  and  Financing  Activities:
     Certain properties which were foreclosed upon were transferred from loans to other real estate in the amount of $1,816,000 and $1,397,000 during the nine months ended September 30, 1998 and 1997, respectively.

     The Company borrowed $1,600,000, which was used to subscribe for common stock of the Company in 1990. Payments were made on the ESOP loan in the amount of $177,000 and $168,000 during the nine months ended September 30, 1998 and 1997 respectively.

     As a result of the adoption of Statement of Financial Accounting Standard No. 115, securities available for sale are recorded at fair value. The unrealized gain on these securities was $2,589,000 at September 30, 1998. The adjustment to stockholders' equity for the unrealized gain was $1,553,000, net of deferred income tax expense of $1,036,000.

     At September 30, 1997 securities available for sale had an unrealized gain of $1,397,000. The adjustment to stockholders' equity net of deferred income tax expense of $559,000, was $838,000.







     See accompanying notes to consolidated interim financial statements.

                            EVERGREEN BANCORP, INC.
              NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                  (Unaudited)


     1. Financial Statement Presentation

     The accompanying consolidated financial statements consist of Evergreen Bancorp, Inc. ("the Company") and the financial statements of its wholly owned subsidiary, Evergreen Bank, N.A. The unaudited consolidated interim financial statements have been prepared according to the rules of the Securities and Exchange Commission. In the opinion of the Company, the accompanying unaudited consolidated interim financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1998, the results of operations for the three and nine months ended September 30, 1998 and 1997 and cash flows for the nine months ended September 30, 1998 and 1997. All adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations applicable to interim financial statements.

     The accompanying interim consolidated financial statements should be read in conjunction with the Evergreen Bancorp, Inc. consolidated year-end financial statements, including notes thereto, which are included in the Evergreen Bancorp, Inc. 1997 Annual Report and Form 10-K.

     2. Proposed Merger

     On July 31, 1998, the Company announced that it entered into an Affiliation Agreement and Plan of Reorganization (the "Affiliation Agreement") with Banknorth Group, Inc., Burlington, Vermont (Banknorth) for the merger of the Company with and into Banknorth. Banknorth will be the surviving corporation, and the Company's principal bank subsidiary, Evergreen Bank, N.A., would be operated as a separate subsidiary of Banknorth. In consideration of the merger, each outstanding share of common stock of the Company will be exchanged for 0.9 shares of Banknorth common stock. Consummation of the merger is subject to satisfaction of a number of conditions, including, among other things, stockholder and regulatory approval. It is currently anticipated that the merger would be consummated at the end 1998, although no assurances can be given at this time.

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

     In connection with the Affilition Agreement, the Company and Banknorth have entered into a Stock Option Agreement dated July 31, 1998, (the

              NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                 (Unaudited)
                                 (Continued)

     "Stock Option Agreement") pursuant to which Banknorth has the right to purchase up to 1,888,923 shares of Company common stock, not to exceed 19.9% of the outstanding shares, at a price equal to $27.75 per share, exercisable under certain conditions.

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

     Comprehensive income for the nine months ended September 30, 1998 and September 30, 1997 was $9,261,000 and $9,053,000, respectively.

     5. Preferred Stock Purchase Rights Plan

     On April 17, 1998, the Board of Directors of the Company adopted a Pre-ferred Stock Purchase Rights Plan (the "Plan"). The Plan provides for the distribution of one preferred stock purchase right for each outstanding share of common stock of the Company. Each right entitles the holder, following the occurrence of certain events, to purchase a unit, consist-ing of one-hundredth of a share of Series A Junior Participating Pre-ferred Stock, at a price of $65 per unit, subject to adjustment. The rights will not be exercisable or transferable apart from the common

	      NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                 (Unaudited)
                                 (Continued)

     stock except under certain circumstances in which a person or group of affiliated persons acquires, or commences a tender offer to aquire, 10% or more of the Company's common stock. Rights held by such an aquiring person or persons may thereafter become void. Under certain circumstances a right may become a right to purchase common stock or assets of the Company or an acquiring corporation at a substantial discount. Under certain circumstances, the Company may redeem the rights at $.001 per right. The rights will expire in May 2008 unless earlier redeemed or exchanged by the Company.

     On July 31, 1998, the Company adopted an amendment to the Plan that excludes Banknorth and its affiliates from the definition of "Aquiring Person" for purposes of triggering the exercisability of the Rights.

     6. Earnings Per Share

     The following table shows the reconciliation of basic to diluted earnings per share:

		  Computation of Net Income Per Common Share
		(Dollars in Thousands, except Per Share Amounts)

                                              Three Months Ended September 30,

                                                    1998            1997
     Basic Earnings Per Share
     Average Shares Outstanding                   8,787,000       8,956,000
     Net Income                                    $  3,047        $  2,885
     Basic Earnings Per Share                      $    .35        $    .32

     Diluted Earnings Per Share
     Average Shares Outstanding                   8,787,000       8,956,000
     Dilutive Effect of Stock Options               177,000         135,000
     Average Potential Shares                     8,964,000       9,091,000
     Net Income                                    $  3,047        $  2,885
     Diluted Earnings Per Share                    $    .34        $    .32

                                               Nine Months Ended September 30,

                                                    1998            1997
     Basic Earnings Per Share
     Average Shares Outstanding                   8,809,000       9,016,000
     Net Income                                    $  8,965        $  8,239
     Basic Earnings Per Share                      $   1.02        $    .91

     Diluted Earnings Per Share
     Average Shares Outstanding                   8,809,000       9,016,000
     Dilutive Effect of Stock Options               174,000         118,000
     Average Potential Shares                     8,983,000       9,134,000
     Net Income                                    $  8,965        $  8,239
     Diluted Earnings Per Share                    $   1.00        $    .90

                         Independent Auditors' Review Report

     The Board of Directors and Stockholders
     Evergreen Bancorp, Inc.:

     We have reviewed the consolidated statement of financial condition of Evergreen Bancorp, Inc. and subsidiaries as of September 30, 1998 and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 1998 and 1997, and the consolidated statements of cash flows for the nine-month periods ended September 30, 1998 and 1997. These consolidated financial statements are the responsi-bility of the Company's management.

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


     /s/ KPMG PEAT MARWICK LLP
     Albany, New York
     November 10, 1998

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

     The Company does not undertake, and specifically disclaims, any obliga-tion to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such events or to reflect the occurrence of anticipated or unanticipated events.

     PROPOSED MERGER
     ---------------

     On July 31, 1998, the Company jointly announced that it entered into an Affiliation Agreement and Plan of Reorganization (the "Affiliation Agree-ment") with Banknorth Group, Inc., Burlington, Vermont (Banknorth) for the merger of the Company with and into Banknorth. See Note 2 to the Notes to Consolidated Interim Financial Statements.

     Through September 30, the Company has paid merger related expenses totaling approximately $219,000, and expects to incur substantial add-itional expenses upon consumation of the merger. These expenses are currently accounted for as prepaid assets in anticipation of expense recognition upon the completion of the merger. Should the merger be terminated for any reason these expenses, along with any additional expenses incurred to the point of termination, would immediately be charged to income.

                            EVERGREEN BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)

     SUMMARY OF RESULTS OF OPERATIONS
     --------------------------------
     Net income for the three months ended September 30, 1998, was $3,047,000 as compared to $2,885,000 in 1997's third quarter. For the nine month period ended September 30, 1998, net income was $8,965,000 compared to $8,239,000 in 1997. Basic income per share for the quarter ended September 30, 1998, was $.35, compared to $.32 for the September 30, 1997 quarter. For the three and nine month periods, the primary reasons for the increases in net income were increased non-interest income and lower non-interest expenses.

     In 1998, the annualized return on average assets for the nine months was 1.14%, compared to 1.14% for the first nine months last year. The annual-ized return on average stockholders' equity, for the first nine months of 1998 was 13.7%, compared to 12.8% for the same period in 1997. The increase in the return on average stockholders' equity is due primarily to the increased level of net income.

     NET INTEREST INCOME
     -------------------
     Net interest income for the three months ended September 30, 1998 was $10,475,000, compared to $10,792,000 for the same period of 1997. This represents a decrease of $317,000 or 2.9%. The first nine months of 1998 reflects net interest income of $31,715,000, an increase of 0.2% as compared to $31,655,000 for the same period last year. On a taxable equivalent basis, net interest income was $10,616,000 for the quarter ended September 30, 1998 as compared to $10,935,000 for the quarter ended September 30, 1997. This represents a decrease of $319,000 or 2.9%. For the first nine months of 1998 taxable equivalent net interest income increased 0.3% to $32,148,000 from the level reported for the nine months ended September 30, 1997.

     The decrease in net interest income in 1998's third quarter is attributed to a lower net interest margin. The decline in the margin was caused by a flat yield curve, which has the effect of keeping short term deposit rates high relative to longer term loan rates, and a shift in earning asset concentrations from higher yielding commercial loans to lower yielding mortgage loans and investment securities.

     ALLOWANCE FOR LOAN LOSSES
     -------------------------
     The Company's allowance for loan losses at September 30, 1998, has de-creased $518,000 to $12,313,000 from the December 31, 1997 balance. The decrease was caused primarily by a substantial chargeoff related to one commercial borrowing relationship which approximated $1,100,000. As a percent of total loans, net of unearned income, the allowance was approx-imately 1.8% at September 30, 1998. The allowance represents 230.4% of total non-performing loans at quarter end. The provision for loan losses for the quarter ended September 30, 1998 was $495,000 compared to $450,000 for the same period in 1997. For the nine months ended September 30, 1998 the provision totaled $1,485,000, compared to $1,260,000 a year earlier. The increased provision, from year earlier levels, reflects the

                            EVERGREEN BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)

     incremental loan growth incurred over the last year.

     The allowance for loan losses represents amounts available for future credit losses and reflects management's ongoing detailed review of certain individual credits, as well as analysis of the historic net charge off experience of the loan portfolio, an evaluation of current and anticipated economic conditions, peer group statistics and other perti-nent factors.

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

     The following table presents information concerning nonperforming loans and other real estate.
                                              9/30/98       12/31/97
                                              -------       --------
                                              (Dollars In Thousands)

               Non-Accrual                   $  4,365       $  4,838
               Past Due 90 Days                   979            951
                                             --------       --------
                 Total Non-Performing
                    Loans                    $  5,344       $  5,789
                                             ========       ========
                 Other Real Estate           $  2,147       $  1,067

     The majority of the Company's non-performing loans consist of commercial and commercial real estate loans. There is no distinct concentration as to type of borrower within these classifications.

     OTHER INCOME AND EXPENSE
     ------------------------
     Other income for the three month period ended September 30, 1998, was $2,092,000, $306,000 more than the $1,786,000 recorded in the same period last year. Gains on sales of securities and residential mortgage loans contributed to the overall increase of 17.1%

     Other income for the nine month period ended September 30, 1998, was $5,979,000, $830,000 more than the $5,149,000 recorded in the same period last year. Increases in all other income categories contributed to the overall increase of 16.1%

     Other expense for the quarter ended September 30, 1998 was $7,656,000, compared to $7,818,000 for the same quarter last year, a decrease of $162,000 or 2.1%. Salaries and employee benefits expense, the largest component of other operating expense, decreased $100,000 to $4,106,000 for the three months ended September 30, 1998, from $4,206,000 during the

                            EVERGREEN BANCORP, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)

     same period of 1997. The principal cause of the decrease in employee benefits expense was attrition related to the pending merger. Occupancy and equipment expense and other expenses declined modestly.

     Other expense for the nine month period ended September 30, 1998, was $23,139,000, a small decrease from $23,235,000 recorded in the same period last year. Both occupency and other expenses declined offsetting the minor increase in salaries and employee benefits.

     INCOME TAX EXPENSE
     ------------------
     Income tax expense for the three months ended September 30, 1998, was $1,369,000 as compared to $1,425,000 for the three months ended September 30, 1997. For the nine months ended September 30, 1998, income tax expense was $4,105,000 compared to $4,070,000 in 1997. The effective tax rate for the periods ended September 30, 1998 and 1997 were 31.4% and 33.1%, respectively. The decrease in the effective tax rate is attribut-able to Company tax strategies and the continuing re-evaluation of reserves related to federal deferred tax assets.

     BALANCE SHEET COMPOSITION
     -------------------------
     Since December 31, 1997 the Company has continued to grow its asset base. Total assets increased $92,803,000 to $1,102,964,000 at September 30, 1998 from $1,010,161,000 at December 31, 1997. The increase in assets has been concentrated in the investment portfolio. Funding for the increase in assets has been spread among the various interest bearing deposit categories.

     CAPITAL AND LIQUIDITY
     ---------------------
     At September 30, 1998, stockholders' equity was $90,280,000, as compared to $88,256,000 at December 31, 1997, an increase of $2,024,000 or 2.3%.
     The increase in stockholders' equity is a result of the retention of earnings of $4,994,000, treasury stock sales of $741,000, a reduction of the ESOP balance of $177,000, and a change in the valuation of accum-ulated other comprehensive income of $296,000. These were offset by treasury share purchases of $4,184,000.

     The following table sets forth the Company's risk based capital ratios as of September 30, 1998 and the regulatory guidelines for well capitalized institutions.
                                     Evergreen           Well Capitalized
          Risk-Based               Bancorp, Inc.             Regulatory
            Ratios                 Sept. 30, 1998            Guidelines
          ----------               --------------        ----------------

          Leverage Ratio                8.1 %                  5.0 %

          Tier 1                       13.5 %                  6.0 %

          Total Capital                14.8 %                 10.0 %

                            EVERGREEN BANCORP, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)

     Average federal funds sold and interest bearing deposits for the nine month period ended September 30, 1998 were $14,158,000, as compared to $26,338,000 for the nine months ended September 30, 1997. Net cash provided by operating activities was $16,621,000 for the nine months ended September 30, 1998 as compared to net cash provided of $14,640,000 for the nine months ended September 30, 1997. Largely due to increases in securities balances net cash used by investing activities was $76,804,000 for the nine months ended September 30, 1998 as compared to net cash used of $87,915,000 for the same period last year. Net cash provided by financing activities was $78,218,000 for the nine months of 1998 as comp-ared to cash provided of $49,519,000 for the nine months of 1997. The increase in cash provided by financing activities resulted from a $100,647,000 net increase in cash inflows from deposit accounts. The level of cash and cash equivalents was $44,631,000 at September 30, 1998 as compared to $32,374,000 at September 30, 1997.

     Evergreen Bank, N.A. is the principal source of funds to the Company and, if it cannot pay dividends to the Company, the Company will be unable to pay dividends to its shareholders.

     YEAR 2000 READINESS
     -------------------
     In 1997, the Company's senior management began a comprehensive project to identify its readiness, and that of vendors and banking customers, for continued computer processing after January 1, 2000. Evergreen's Project Team has been comprised of personnel throughout the banking organization to assure compliance within each area of the organization. Evergreen's principal banking regulator, the Office of the Comptroller of the Currency, has established a process for its supervised financial institu-tions to deal with issues surrounding the Year 2000 problem, which the Company has followed. Those phases are: Awareness, Assessment, Renova-tion, Validation and Implementation.

     Through the quarter ended September 30, 1998, the Company has identified all mission critical systems to assure continued processing of all activ-ities within the organization. Each of these systems has either passed Year 2000 testing, or will be tested before March 31, 1999. All equipment with embedded chips has been identified, listed and has been Year 2000 tested. These include items from elevators to time clocks, to fax mach-ines, to timers. Electronic interfaces have been identified and tested to the extent possible at this juncture.

     Through September 30, 1998, the Company had substantially completed the awareness, assessment and renovation phases recommended by the Office of the Comptroller of the Currency. Validation and Implementation has been completed or will be completed by December 31, 1998 for many of the Company's mission critical systems, with the notable exception of the Company's core processing systems managed by a third party provider, Alltel Information Systems, Inc. ("Alltel"). In connection with the plan-ned merger with Banknorth, the Company withheld the validation and final implementation of a Year 2000 compliant system with Alltel because, if the merger is consummated on schedule, Evergreen would convert to the

                            EVERGREEN BANCORP, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)

     Alltel systems utilized by Banknorth, ones that are or are expected to be Year 2000 compliant, by January 15, 1999.

     Evergreen has substantially completed all phases for its non-information technology systems, and believes that its readiness is complete.

     As to contingency plans for its mission critical information technology systems, Evergreen has entered into written agreements with Alltel and other of its' third party providers to complete the Implementation phase of conversion by March 31, 1999, if for any reason the merger is not consummated. The Company has reviewed its' contingency plans with the Office of the Comptroller of the Currency.

     The risk to the Company is the failure, malfunction or shut-down of soft-ware or equipment on the first business day in the Year 2000. As with other financial institutions, the Company is highly dependent on informa-tion technology for the conduct of its' general banking business. Some computer software, hardware, equipment with embedded processes; including core processing systems may be unable to process transactions due to date limits within their software. In addition, the Company is subject to the risk that its commercial loan customers may sustain interruptions in their operations due to Year 2000 problems, and ultimately be unable to repay their indebtedness to Evergreen as scheduled.

     Certain of the risk factors associated with Year 2000 are not under the control of the Company. The readiness of key suppliers, vendors, service providers, the Federal Reserve infrastructure, customer and liquidity funding sources, and its' credit customers all have risk factors of various degrees.

     Those borrowers and depositors with material relationships have been identified, and although there is no single customer that would have a material impact on the Company's operating results or financial condi-tion, an exceptional accumulation of customers with unexpected Year 2000 problems could have a material adverse impact on the Company. For this reason, the Company has contacted all substantial borrowing customers and established loan review procedures to assure that these businesses will be Year 2000 compliant or that any potential interruption to their business would not significantly affect their ability to repay their indebtedness on schedule. Through third quarter ended September 30, 1998, the company's internal commercial loan review has indicated that there are no significant customers without a Year 2000 plan that is in the process of being implemented.

     The identification of all mission critical systems and their testing review and upgrades, if necessary, coupled with extensive surveys of its' commercial loan customers, reduce the risk to the Company's Year 2000 problem. Further, the Company believes that its' substantial capital and liquidity positions will enable it to sustain some impact from Year 2000 if significant problems are incurred by the Company's commercial loan customers.

                            EVERGREEN BANCORP, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)

     The Company has expended funds in fiscal year 1998 and would expect to do so again in fiscal year 1999 to repair, upgrade or replace its' software, hardware or other embedded processors deemed not ready for Year 2000. The expenditures through September 30, 1998, the most recently completed fiscal period, totals approximately $600,000. If the Company does not consummate the merger with Banknorth for any reason, additional expend-itures in fiscal 1999 would total approximately $400,000, primarily to complete the conversion of its core processing system with Alltel. These amounts have been and will be included in the operating and capital budgets of the Company.

     The Company has established business resumption plans for each of its' mission critical systems. These plans provide assurance of continued

     operation of any one system or systems should they fail in the Year 2000. The business resumption plans, or workarounds, for systems that fail on the first business day or thereafter in the Year 2000 will provide cont-inued support for mission critical systems.

     RATE VOLUME ANALYSIS
     --------------------
     For the purposes of the following analysis, Securities Available for Sale are stated at average amortized cost and Stockholders' Equity is unadjusted for the effects of SFAS No. 115.

     Non-accrual loans are included in the following analysis and the average balance of these loans is deemed immaterial.

     Portions of income earned on certain Commercial Loans, U.S. Government Obligations and Obligations of State and Political Subdivisions are exempt from Federal and/or State taxation. Appropriate adjustments have been made to reflect the equivalent amount of taxable income that would have been necessary to generate an equal amount of after tax income. The taxable equivalent adjustment is based on a marginal Federal income tax rate of 35.0% in 1998 and 1997 along with a marginal State income tax rate of 9.0% for 1998 and 1997.

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

                             EVERGREEN BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)
                              (Dollars in Thousands)

     Analysis of Variance in Net Interest Income Due to Volume and Rates


                                        For the three months ended
                                 September 30, 1998  vs. September 30, 1997

                                     Increase / (Decrease)      Total
                                       Due to Change in        Increase/
                                       Volume       Rate      (Decrease)
                                     ---------------------    ----------
     Interest Earned:
     Loans
       Taxable                       $   351      $  (532)     $  (181)
       Tax-Exempt                         48          (42)           6
     Investment Securities
       Taxable                         1,047         (400)         647
       Tax-Exempt                        (31)           1          (30)
     Federal Funds Sold &
     Interest-Bearing Deposits           (37)           1          (36)
                                      ------       ------       ------
     Changes in Total Interest
     Income                            1,378         (972)         406
                                      ------       ------       ------
     Less Interest Expense Incurred:
     Regular Savings, Interest
       Checking and MMDAs                190          (90)         100
     Time Deposits                       556           21          577
     Short-Term Borrowings                64           (7)          57
     Long Term Debt                       (7)          (2)          (9)

     Changes in Total Interest        ------       ------       ------
     Expense                             803          (78)         725
                                      ------       ------       ------
     Changes in Net Interest
     Income                          $   575      $  (894)     $  (319)
                                      ======       ======       ======

                             EVERGREEN BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)
                              (Dollars in Thousands)

     Analysis of Variance in Net Interest Income Due to Volume and Rates


                                        For the nine months ended
                                 September 30, 1998  vs. September 30, 1997

                                    Increase / (Decrease)       Total
                                      Due to Change in         Increase/
                                      Volume      Rate        (Decrease)
                                   ----------------------     ----------
     Interest Earned:
     Loans and Leases
          Taxable                    $ 1,204     $(1,084)      $   120
          Tax-Exempt                     169         (43)          126
     Investment Securities
          Taxable                      3,730        (607)        3,123
          Tax-Exempt                      30         (26)            4
     Federal Funds Sold &
     Interest-Bearing Deposits          (506)         16          (490)
                                      ------      ------        ------
     Changes in Total Interest
     Income                            4,627      (1,744)        2,883
                                      ------      ------        ------
     Less Interest Expense Incurred:
     Regular Savings, Interest
       Checking and MMDAs                326        (295)           31
     Time Deposits                     2,318         245         2,563
     Short-Term Borrowings               198         (12)          186
     Long Term Debt                      (22)         20            (2)
                                      ------      ------        ------
     Changes in Total Interest
     Expense                           2,820         (42)        2,778
                                      ------      ------        ------
     Changes in Net Interest
     Income                          $ 1,807     $(1,702)      $   105
                                      ======      ======        ======

                            EVERGREEN BANCORP, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS - Continued
        Average Balances For The Three Months Ended September 30, 1998
                            (Dollars in Thousands)

                                                  Interest      Average
                                    Average        Income/       Yield/
                                    Balance        Expense        Rate
     Assets:                        -------        -------      -------
     Loans
       Taxable                   $  664,839        $14,421        8.61%
       Tax Exempt                    15,605            272        6.92%
     Securities
       Taxable                      315,100          4,965        6.25%
       Tax Exempt                     9,283            196        8.38%
     Federal Funds Sold &
       Interest Bearing Deposits     14,170            199        5.57%
                                  ---------        -------
     Total Earning Assets         1,018,997         20,053        7.81%
                                                   -------        -----
     Allowance for Loan
       Losses                       (12,542)
     Cash and Due from Banks         25,299
     Other Non-Earning Assets        36,867
                                  ---------
          Total Assets           $1,068,621
                                  =========
     Liabilities and
     Stockholders' Equity:
     Regular Savings, Interest
       Checking and MMDAs        $  371,579          2,490        2.66%
     Time Deposits                  449,124          6,400        5.65%
     Short-Term Borrowings           11,924            136        4.53%
     Long Term Debt                  25,348            411        6.43%
                                  ---------        -------
     Total Interest
       Bearing Liabilities          857,975          9,437        4.36%
                                                   -------        -----
     Demand Deposits                103,791
     Other Liabilities               19,591
     Stockholders' Equity            87,264
     Total Liabilities and        ---------
       Stockholders' Equity      $1,068,621
                                  =========
     Net Interest Income (Tax
       Equivalent Basis)                            10,616
     Tax Equivalent Adjustment                        (141)
                                                   -------
     Net Interest Income                           $10,475
                                                   =======
     Net Interest Rate Spread                                     3.45%
                                                                  =====
     Net Interest Margin                                          4.13%
                                                                  =====

                            EVERGREEN BANCORP, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS - Continued
         Average Balances For The Three Months Ended September 30, 1997
                            (Dollars in Thousands)

                                                  Interest     Average
                                    Average       Income/       Yield/
                                    Balance       Expense        Rate
     Assets:                        -------       --------      -------
     Loans
       Taxable                   $  649,007        $14,602        8.93%
       Tax Exempt                    13,025            266        8.10%
     Securities
       Taxable                      250,189          4,318        6.85%
       Tax Exempt                    10,747            226        8.34%
     Federal Funds Sold &
       Interest Bearing Deposits     16,790            235        5.55%
                                   --------        -------
     Total Earning Assets           939,758         19,647        8.29%
                                                   -------        -----
     Allowance for Loan
       Losses                       (12,801)
     Cash and Due from Banks         23,958
     Other Non-Earning Assets        35,488
                                   --------
          Total Assets           $  986,403
                                   ========
     Liabilities and
     Stockholders' Equity:
     Regular Savings, Interest
       Checking and MMDAs        $  343,508          2,390        2.76%
     Time Deposits                  410,132          5,823        5.63%
     Short-Term Borrowings            6,369             79        4.92%
     Long Term Debt                  25,800            420        6.46%
                                   --------        -------
     Total Interest
       Bearing Liabilities          785,809          8,712        4.40%
                                                   -------        -----
     Demand Deposits                 98,595
     Other Liabilities               15,800
     Stockholders' Equity            86,199
     Total Liabilities and         --------
       Stockholders' Equity      $  986,403
                                   ========
     Net Interest Income (Tax
       Equivalent Basis)                            10,935
     Tax Equivalent Adjustment                        (143)
                                                   -------
     Net Interest Income                           $10,792
                                                   =======
     Net Interest Rate Spread                                     3.89%
                                                                  =====
     Net Interest Margin                                          4.62%
                                                                  =====

                            EVERGREEN BANCORP, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS - Continued
         Average Balances For The Nine Months Ended September 30, 1998
                            (Dollars in Thousands)

                                                 Interest     Average
                                    Average      Income/       Yield/
                                    Balance      Expense        Rate
     Assets:                        -------      -------      -------
     Loans
       Taxable                   $  663,105      $43,479        8.77%
       Tax Exempt                    15,503          846        7.30%
     Securities
       Taxable                      301,053       14,623        6.49%
       Tax Exempt                     9,630          600        8.33%
     Federal Funds Sold &
       Interest Bearing Deposits     14,158          588        5.55%
                                  ---------      -------
     Total Earning Assets         1,003,449       60,136        8.01%
                                                 -------        -----
     Allowance for Loan
       Losses                       (12,956)
     Cash and Due from Banks         23,586
     Other Non-Earning Assets        35,926
                                  ---------
          Total Assets           $1,050,005
                                  =========
     Liabilities and
     Stockholders' Equity:
     Regular Savings, Interest
       Checking and MMDAs        $  361,538        7,261        2.69%
     Time Deposits                  450,104       19,119        5.68%
     Short-Term Borrowings           10,706          378        4.72%
     Long Term Debt                  25,419        1,230        6.47%
                                  ---------      -------
     Total Interest
       Bearing Liabilities          847,767       27,988        4.41%
                                                 -------        -----
     Demand Deposits                 97,382
     Other Liabilities               18,283
     Stockholders' Equity            86,573
     Total Liabilities and        ---------
       Stockholders' Equity      $1,050,005
                                  =========
     Net Interest Income (Tax
       Equivalent Basis)                          32,148
     Tax Equivalent Adjustment                      (433)
                                                 -------
     Net Interest Income                         $31,715
                                                 =======
     Net Interest Rate Spread                                   3.60%
                                                                =====
     Net Interest Margin                                        4.28%
                                                                =====

                            EVERGREEN BANCORP, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS - Continued
         Average Balances For The Nine Months Ended September 30, 1997
                            (Dollars in Thousands)

                                                 Interest     Average
                                    Average      Income/       Yield/
                                    Balance      Expense        Rate
     Assets:                        -------      -------      -------
     Loans
       Taxable                   $  644,960      $43,359        8.99%
       Tax Exempt                    12,433          720        7.74%
     Securities
       Taxable                      224,796       11,500        6.84%
       Tax Exempt                     9,160          596        8.70%
     Federal Funds Sold &
       Interest Bearing Deposits     26,338        1,078        5.47%
                                   --------      -------
     Total Earning Assets           917,687       57,253        8.34%
                                                 -------        -----
     Allowance for Loan
       Losses                       (12,732)
     Cash and Due from Banks         25,869
     Other Non-Earning Assets        34,075
                                   --------
          Total Assets           $  964,899
                                   ========
     Liabilities and
     Stockholders' Equity:
     Regular Savings, Interest
       Checking and MMDAs        $  345,611        7,230        2.80%
     Time Deposits                  395,461       16,556        5.60%
     Short-Term Borrowings            5,105          192        5.03%
     Long Term Debt                  25,883        1,232        6.36%
                                   --------      -------
     Total Interest
       Bearing Liabilities          772,060       25,210        4.37%
                                                 -------        -----
     Demand Deposits                 92,841
     Other Liabilities               14,209
     Stockholders' Equity            85,789
     Total Liabilities and         --------
       Stockholders' Equity      $  964,899
                                   ========
     Net Interest Income (Tax
       Equivalent Basis)                          32,043
     Tax Equivalent Adjustment                      (388)
                                                 -------
     Net Interest Income                         $31,655
                                                 =======
     Net Interest Rate Spread                                   3.97%
                                                                =====
     Net Interest Margin                                        4.67%
                                                                =====

     Part II. Other Information

     Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits

            (27) Financial Data Schedule

         (b) Reports on 8-K

             Current Report  on Form 8-K  filed August 10, 1998  (reporting
             Item 5, Other Events, announcement of an Agreement of Merger).

                                  Signatures
                                  ----------

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned duly authorized.



                                   EVERGREEN BANCORP, INC.




      November 13, 1998                   /s/ George W. Dougan
      -----------------                   --------------------
           Date                             George W. Dougan
                                   President & Chief Executive Officer
                                     (Principal Executive Officer)



      November 13, 1998                  /s/ George L. Fredette
      -----------------                  ----------------------
           Date                            George L. Fredette
                                    Executive Vice President, Treasurer
                                        (Chief Financial Officer)